Form 10QSB
period 2001-09-30
GIVEMEPOWER CORP
filed 2001-11-28
CIK 1064722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
______________________________________________________________________________

                                 FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____
______________________________________________________________________________

                      Commission File Number 333-67318

                           GIVEMEPOWER CORPORATION
       (Exact name of small business issuer as specified in its charter)

                Nevada                               87-0291528
      (State or other jurisdiction                 (IRS Employer
    of incorporation or organization)           Identification No.)

     5925 - 12 Street SE, Suite 230                   T2H 2M3
        Calgary, Alberta, Canada                   (Postal Code)
         (Address of principal
           executive office)

                        Issuer's telephone number:
                              (403) 287-6001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]  No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 26, 2001, there were 15,126,851 shares of common stock issued and outstanding.
______________________________________________________________________________

                           GIVEMEPOWER CORPORATION
                                 FORM 10-QSB

               For the First Quarter Ended September 30, 2001
______________________________________________________________________________


                                  INDEX


Part I. Financial Information

     Item 1.  Financial Statements

        a. Consolidated Balance Sheet
           as of September 30, 2001

        b. Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and 2000

        c. Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000

        d. Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of Operation


Part II. Other Information

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Securities Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


Signatures

______________________________________________________________________________

                        Part I. Financial Information

Item 1.  Financial Statements

Forward Looking Information

Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future revenues, gross margins and earnings, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future products, the success of competitive products, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Financial Statements and Notes

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                           GIVEMEPOWER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                             September 30, 2001


     ASSETS

Cash                                                               $  108,786
Accounts receivable                                                     2,000
Other current assets                                                    3,609
                                                                   ----------
     Total Current Assets                                             114,395

Property and equipment, net of $7,248 of
  accumulated depreciation                                             21,513
Software license, net of $16,667 of
  accumulated amortization                                            471,457
                                                                   ----------
Total Assets                                                       $  607,365
                                                                   ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $   83,347
Accrued expenses                                                       95,340
Current portion of installment debt                                     4,557
Note payable to related party                                          29,424
                                                                   ----------
Total Current Liabilities                                             212,668

Long-Term Installment Debt                                              2,513
                                                                   ----------
Total Liabilities                                                     215,181
                                                                   ----------

Stockholders' Equity

Common stock, $.001 par value, 50,000,000
  shares authorized, 14,479,519 shares
  issued and outstanding                                               14,480
Additional paid in capital                                          1,846,616
Comprehensive income                                               (    7,910)
Retained deficit                                                   (1,461,004)
                                                                   ----------
     Total Stockholders' Equity                                       392,182
                                                                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  607,363
                                                                   ==========

                           GIVEMEPOWER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2001 and 2000


                                                       2001           2000
                                                     ---------      ---------

Revenues
  End-Users                                          $   2,432      $       0
  Developers                                             1,989          7,647
                                                     ---------      ---------
                                                         4,421          7,647

Operating expenses
  Sales and Marketing                                    2,173          3,396
  General and Administrative                           246,520         71,547
  R&D - Product Development                             51,147              0
                                                     ---------      ---------
                                                       299,840         74,943
                                                     ---------      ---------
Net Operating loss                                    (295,419)      ( 67,296)

Other Income (Expense)
  Foreign Currency Transaction Gain (Loss)            (     10)      (  2,249)
  Interest Expense                                    (    461)      (  3,696)
  Other Income from Affiliate                           25,573              0
                                                     ---------      ---------
NET LOSS                                              (270,317)      ( 73,241)
                                                     ---------      ---------
Comprehensive Income (Loss)
  Foreign Currency Translation Adjustments            (  7,961)         1,763
                                                     ---------      ---------
Comprehensive Loss                                   $(278,278)     $( 71,478)
                                                     =========      =========


Net Loss Per Common Share                            $(   0.02)     $(   0.01)
Weighted Average Common Shares Outstanding          13,915,570      8,606,500

                           GIVEMEPOWER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended September 30, 2001 and 2000


                                                       2001           2000
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(270,317)    $( 73,241)
Adjustments to reconcile net deficit to cash
  provided by (used in) operating activities:
     Stock issued for services                           37,500
     Depreciation and amortization                       18,598           126
     (Gain) from website content license               ( 25,573)
Net (increase) decrease in:
  Accounts receivable                                     1,000
  Other current assets                                    1,297      (  1,763)
Net increase (decrease) in:
  Accounts payable and accrued expenses                 113,354         3,958
                                                      ---------    ----------
NET CASH USED IN OPERATING ACTIVITIES                  (124,141)     ( 70,920)
                                                      ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                    (  1,428)     (  9,328)
Proceeds from website content license                    25,573
                                                      ---------    ----------
NET CASH FROM INVESTING ACTIVITIES                       24,145      (  9,328)
                                                      ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from installment notes payable                   1,971
Payments on installment notes payable                  (  1,552)
Proceeds from sale of notes payable                                   119,300
Proceeds from sale of common stock                       51,334
Net change in note payable from related party          (  1,188)     (  5,111)
                                                      ---------    ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 50,565       114,189
                                                      ---------    ----------

EFFECT OF EXCHANGE RATES ON CASH                          3,915         1,763
                                                      ---------    ----------

NET INCREASE (DECREASE) IN CASH                        ( 45,516)       35,704

Cash balances
     Beginning                                          154,302        85,234
                                                      ---------     ---------
     Ending                                           $ 108,786     $ 120,938
                                                      =========      =========

                           GIVEMEPOWER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GiveMePower Corporation, a Nevada corporation, ("Company"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported on Form SB-2, have been omitted.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses consist of $92,500 accrued pursuant to a contract for investor relations/public relations services provided by a consultant and $2,840 payroll taxes payable. The consultant will be paid in common stock when the Company becomes listed on the OTC Bulletin Board market.

NOTE 3 - COMMON STOCK

During the quarter ended September 30, 2001, the Company issued 1,000,000 common shares of stock to the President of Felix Computer Aided Technologies GmbH valued at $0.50 per share as consideration for a five-year license extension for FelixCAD and GDE software. Additionally, 102,668 common shares were issued in association with the exercise of a warrant at $0.50 per share. During the quarter, 75,000 common shares valued at $0.50 per share were issued to a software consultant for services received by the Company. Also, the Company issued a total of 13,758 common shares to three other consultants whereby a percentage of each invoice, ranging from 33% to 50%, was paid with common stock at a value of $1.00 per share.

NOTE 4 - OTHER INCOME FROM AFFILIATE

Felix Computer Aided Technologies GmbH ("Felix"), a company controlled by a director of the Company and the provider of the software that forms the basis for the Company's primary product offerings, licensed the Company's website content and back-end infrastructure for a one-time fee of $25,573. As the website was not capitalized, the Company realized a gain on 100% of the proceeds.

NOTE 5 - SUBSEQUENT EVENTS

On October 10, 2001, the Company entered into an agreement with a software developer to acquire the intellectual property rights to a computer software application in the building design and construction industry. The contract provides for cash payments totaling $20,000 between October 2001 and January 2002 and payment of up to 230,000 common shares of Company stock that will be released as project milestones are met. As of November 12, 2001, the Company has paid $10,000 toward the development of this software.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters ended September 30, 2001 and 2000

For the quarter ended September 30, 2001 (Q1 Fiscal 2002), the Company incurred a net loss of $270,317 or $0.02 per share as compared to a net loss of $73,241 or $0.01 per share in the comparable period in Fiscal 2001 (Q1 Fiscal 2001). The larger net loss in Q1 Fiscal 2002 is attributed to lower revenues and higher operating expenses.

Revenue

     End-User Revenue

     End-User revenue from the sale of PowerCAD Pro totaled $2,432 during Q1 Fiscal 2002 compared to $0 in Q1 Fiscal 2001. Although PowerCAD Pro was released in June 2001, the Company purposely did not execute any of its marketing and sales initiatives and will not do so until PowerCAD LT+ is released which is anticipated for December 2001. PowerCAD LT+ is a scaled-down version of PowerCAD Pro targeted to end-users not requiring the full functionality of PowerCAD Pro.

     Developer Revenue

     Developer revenue from the sale of PowerENGINE was $1,989 during Q1 Fiscal 2002 versus $7,647 in Q1 Fiscal 2001. The lower revenues during Q1 Fiscal 2002 was a reflection of minimizing existing marketing initiatives to focus on product development, product re-branding, website development and the development of new marketing and sales initiatives, and also because existing developers were waiting for the June 2001 release of PowerENGINE which replaced Graphic Developers Engine, the predecessor software to PowerENGINE. All Q1 Fiscal 2001 developer revenues are attributed to the sale of Graphic Developers Engine software that is no longer sold.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses for Q1 Fiscal 2002 totaled $2,173 as compared to $3,396 during the comparable period in Fiscal 2001. Sales and marketing expenses have been nominal to date largely because of our efforts to finalize the development of our core product line prior to launching our sales and marketing initiatives. It is anticipated that these sales and marketing initiatives will begin in December 2001 once we have finalized our final two core products, PowerCAD LT+ and PowerCAD CE. PowerCAD CE is a full-featured CAD software designed for use on portable, hand-held, wireless devices.

     General and Administrative

     General and administrative expenses amounted to $246,520 during Q1 Fiscal 2002 compared to $71,547 in Q1 Fiscal 2001. Q1 Fiscal 2002 general and administrative expenses were higher by $174,973 or 245% largely due to $134,227 in higher consulting fees resulting from increased activity in marketing, software development, investor and media relations, and website development, and due to $33,250 in higher salaries which did not exist in Q1 Fiscal 2001 as all employees were initially brought on as consultants. The balance of higher general and administrative expenses during Q1 Fiscal 2002 resulted from increased telephone, Internet, courier, travel, and other general business expenditures.

     R&D - Product Development

     Product development expenses amounted to $51,147 during Q1 Fiscal 2002 compared to $0 in the same period during Fiscal 2001. Product development costs resulted from the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix.

Interest Expense

Interest expense was $461 during Q1 Fiscal 2002 as compared to $3,696 in the comparable period in Fiscal 2001. The $461 in interest expense in Fiscal 2002 is largely due to accrued interest from capital leases. The $3,696 in interest expense in Fiscal 2001 is largely due to the sale of unsecured notes to lenders that accrued interest at 5% semi-annually until December 20, 2000. All of these notes were converted to common shares and no longer accrue interest.

Other Income from Affiliate

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix has agreed to compensate the Company with a one-time payment of $25,573.

Liquidity and Capital Resources

As of September 30, 2001, the Company had negative working capital of $98,273. It should be noted that non-cash current liabilities consisting of $92,500 in accrued expenses (See Note 2) and $17,828 in accounts payable will be paid with common stock. The Company will need to continue to rely on external sources of capital to finance the execution of its business plan. Although we do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms, the Company had previously issued a total of 2,220,000 warrants for total potential net proceeds of $2,620,000. During the quarter ended September 30, 2001, a total of 102,668 warrants were exercised at a price of $0.50 per warrant for net proceeds of $51,334, leaving a balance of $2,568,666 in potential net proceeds. It is the intent of the Company to seek additional sources of funding for working capital purposes.

______________________________________________________________________________

                          Part II. Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     No exhibits were filed as part of this Form 10-QSB.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2001.

______________________________________________________________________________

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GiveMePower Corporation
                                          (Registrant)


Dated: November 27, 2001                  By: /s/ William V. Walton
                                              ___________________________
                                          William V. Walton
                                          Director, Chief Executive Officer
                                          and President

                                          By: /s/ Todd D. Noble
                                              ___________________________
                                          Todd D. Noble
                                          Chief Financial Officer, Treasurer
                                          And Secretary
                                          (As a duly authorized officer on
                                          behalf of the Registrant and as
                                          Principal Financial and Accounting
                                          Officer)