Form 10QSB/A
period 2001-09-30
GIVEMEPOWER CORP
filed 2001-12-07
CIK 1064722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
______________________________________________________________________________

                                FORM 10-QSB/A

                               Amendment No. 1

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

NOTE 4 - OTHER INCOME FROM AFFILIATE

Felix Computer Aided Technologies GmbH ("Felix"), a company controlled by a director of the Company and the provider of the software that forms the basis for the Company's primary product offerings, licensed the Company's website content and back-end infrastructure for an indefinite term for a one-time fee of $25,573. The website content and infrastructure are non-returnable and non-refundable. As the website was not capitalized, the Company realized a gain on 100% of the proceeds.

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

                                          GiveMePower Corporation
                                          (Registrant)


Dated: December 7, 2001                   By: /s/ William V. Walton
                                              ___________________________
                                          William V. Walton
                                          Director, Chief Executive Officer
                                          and President

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