Form 10QSB
period 2001-12-31
GIVEMEPOWER CORP
filed 2002-02-14
CIK 1064722

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

               For the Quarterly Period Ended December 31, 2001

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

As of February 12, 2002 there were 15,126,851 shares of common stock issued and outstanding.

______________________________________________________________________________


                           GIVEMEPOWER CORPORATION
                                 FORM 10-QSB

               For the Second Quarter Ended December 31, 2001
______________________________________________________________________________


                                  INDEX


Part I. Financial Information

     Item 1.  Financial Statements

       a. Consolidated Balance Sheet
            as of December 31, 2001

       b. Consolidated Statements of Operations for the Three and Six Months Ended Dec. 31, 2001 and 2000

       c. Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and 2000

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

                           GIVEMEPOWER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                              December 31, 2001


     ASSETS

Cash                                                            $    56,102
Accounts Receivable                                                   2,990
Other Current Assets                                                  4,717
                                                                -----------
     Total Current Assets                                            63,809

Property and Equipment, Net of
  Accumulated Depreciation of $9,383                                 19,372
Software License, Net of $44,871 of
  Accumulated Amortization                                          455,129
                                                                -----------
      TOTAL ASSETS                                              $   538,310
                                                                ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                $   112,315
Accrued Expenses                                                    174,210
Current Portion of Installment Debt                                   4,189
Note Payable to Related Party                                        26,034
                                                                -----------
     Total Current Liabilities                                      316,748

Long-Term Installment Debt                                            1,504
                                                                -----------
     Total Liabilities                                              318,252
                                                                -----------

Stockholders' Equity

Common Stock, $0.001 Par Value, 50,000,000
  Shares Authorized, 14,651,751 Shares
  Issued and Outstanding                                             14,652
Additional Paid in Capital                                        1,932,610
Accumulated Other Comprehensive Income                            (   6,061)
Retained Deficit                                                 (1,721,143)
                                                                -----------
          Total Stockholders' Equity                                220,058
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   538,310
                                                                ===========

                           GIVEMEPOWER CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Six Months Ended December 31, 2001 and 2000

                                   3 Months       3 Months       6 Months       6 Months
                                      Ended          Ended          Ended          Ended
                                   Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                       2001           2000           2001           2000
                                  ---------      ---------      ---------      ---------

Revenues
  End-Users                       $   1,881      $   2,607      $   3,870      $   2,607
  Developers                         14,304          3,299         16,736         10,947
                                  ---------      ---------      ---------      ---------
Total Revenue                        16,185          5,906         20,606         13,554

Operating Expenses
  Cost of Sales                          19                            19
  Sales and Marketing                10,342          4,683         12,515          8,079
  General and Administrative        228,328         79,326        474,846        150,874
  R&D - Product Development          38,990                        90,137
                                  ---------      ---------      ---------      ---------
                                    277,679         84,009        577,517        158,953
                                  ---------      ---------      ---------      ---------
Net Operating Loss                 (261,494)      ( 78,103)      (556,911)      (145,399)

Other Income (Expense)
  Foreign Currency Transaction
   Gain (Loss)                        1,477            861          1,466       (  1,388)
  Interest Expense                 (    123)      (  6,077)      (    584)      (  9,773)
  Other Income from Affiliate                                      25,573
                                  ---------      ---------      ---------      ---------
NET LOSS                          $(260,140)     $( 83,319)     $(530,456)     $(156,560)

Comprehensive Income (Loss)
  Foreign Currency Translation
   Adjustments                     ( 10,028)      (  3,010)       ( 6,113)      (  1,247)
                                  ---------      ---------      ---------      ---------
Comprehensive Loss                $(270,168)     $( 86,329)     $(536,569)     $(157,807)
                                  =========      =========      =========      =========

Net Loss per Common Share         $(   0.02)     $(   0.01)     $(   0.04)     $(   0.01)
Weighted Average Common Shares
  Outstanding                    14,740,538     12,054,180     14,343,423     11,955,340


                           GIVEMEPOWER CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended December 31, 2001 and 2000


                                                        2001          2000
                                                    ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                            $(530,456)    $(156,560)
Adjustments to Reconcile Net Deficit
  to Cash Provided by (Used in)
  Operating Activities:
   Stock Issued for Services                           75,000
   Depreciation and Amortization                       48,937         1,053
  (Gain) from Website Content License                ( 25,573)
Net (Increase) Decrease in:
  Accounts Receivable                                      10
  Other Current Assets                                    189      (  4,669)
Net Increase (Decrease) in:
  Accounts Payable and Accrued Expenses               221,193        30,391
                                                    ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                (210,700)     (129,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Furniture and Equipment                  (  1,422)     ( 22,559)
Proceeds from Website Content License                  25,573
                                                    ---------     ---------
NET CASH FROM INVESTING ACTIVITIES                     24,151      ( 22,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Installment Notes Payable                 1,971         6,711
Payments on Installment Notes Payable                (  2,930)      (   448)
Proceeds from Sale of Common Stock                    100,000
Proceeds from Issuance of Notes Payable                             174,189
Net Change in Note Payable from Related Party        (  4,579)     (  5,111)
                                                    ---------     ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES               94,462       175,341

EFFECT OF EXCHANGE RATES ON CASH                     (  6,113)     (  1,247)
                                                    ---------     ---------

NET INCREASE (DECREASE) IN CASH                     $( 98,200)    $  21,750
CASH BEGINNING                                        154,302        85,234
                                                    ---------     ---------

CASH ENDING                                         $  56,102     $ 106,984
                                                    =========     =========

                           GIVEMEPOWER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GiveMePower Corporation, a Nevada corporation, ("Company"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2001 and as reported on Form SB-2, have been omitted.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses consist of $174,210 pursuant to a contract for investor, media and public relations services provided by a consultant. The consultant will be paid in common stock once the Company's application to list for trading on the OTC Bulletin Board exchange has been approved by NASD.

NOTE 3 - COMMON STOCK

During the quarter ended December 31, 2001, the company issued 97,332 common shares in association with the exercise of 97,332 warrants at $0.50 per share and 75,000 shares valued at $0.50 per share were issued to a software consultant for software development services. The Company also issued a total of 9,829 common shares to four other consultants whereby a percentage of each invoice, ranging from 33% to 50%, was paid with common stock at a value of $1.00 per share.

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

NOTE 5 - SOFTWARE DEVELOPMENT CONTRACT

On October 10, 2001, the Company entered into an agreement with a software developer to acquire the intellectual property rights to a computer software application for the building, design and construction industry. The contract provides for cash payments of $20,000 between October 2001 and January 2002 and payment in Company stock of up to 230,000 common shares of the Company's stock to be released as project milestones have been met. As of January 17, 2002, the Company has paid $20,000 toward the development of this software.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended Dec. 31, 2001 and
2000

For the quarter ended December 31, 2001 (Q2 Fiscal 2002), we incurred a net loss of $260,140 or $0.02 per share as compared to a net loss of $83,319 or $0.01 per share in the comparable period in Fiscal 2001 (Q2 Fiscal 2001). For the six months ended December 31, 2001 (Fiscal 2002), we incurred a net loss of $530,456 or $0.04 per share as compared to a net loss of $156,560 or $0.01 per share in the comparable period in Fiscal 2001. The larger net loss for Q2 Fiscal 2002 and for the first six months of Fiscal 2002 versus the comparable periods in Fiscal 2001 is attributed to higher operating expenses.

Revenue

     End-User Revenue

     End-User revenue from the sale of PowerCAD Pro totaled $1,881 during Q2 Fiscal 2002 compared to $2,607 in Q2 Fiscal 2001 representing a decrease of $726 or 28%. End-User revenue for the first six months of Fiscal 2002 was $3,870 versus $2,607 for the comparable period in Fiscal 2001 representing an increase of $1,263 or 48%. End-User revenue has been insignificant to date largely because we have purposely not executed any of our marketing and sales initiatives and will not do so until PowerCAD LT+ is released which is anticipated for the first quarter of calendar 2002. PowerCAD LT+ is a scaled-down version of PowerCAD Pro targeted to end-users not requiring the full functionality of PowerCAD Pro.

     Developer Revenue

     Developer revenue from the sale of PowerENGINE was $14,304 during Q2 Fiscal 2002 versus $3,299 in Q2 Fiscal 2001 representing an increase of $11,005 or 333%. Developer revenue for the first six months of Fiscal 2002 was $16,736 versus $10,947 in the comparable period in Fiscal 2001 representing an increase of $5,789 or 53%. The higher revenues during Q2 Fiscal 2002 and for the first six months of Fiscal 2002 were due largely to the signing of six new developers in Q2 Fiscal 2002. All Fiscal 2001 developer revenues are attributed to the sale of Graphic Developers Engine software that was the predecessor software to the Company's PowerENGINE software.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses for Q2 Fiscal 2002 totaled $10,342 as compared to $4,683 during the comparable period in Fiscal 2001. For the first six months of Fiscal 2002, sales and marketing expenses were $12,515 versus $8,079 in the comparable period in Fiscal 2001. Sales and marketing expenses have been nominal to date largely because of our efforts to finalize the development of our core product line prior to
     launching our sales and marketing initiatives.   It is anticipated that
     these sales and marketing initiatives will begin in the first quarter of calendar 2002 once we have finalized our final two core products, PowerCAD LT+ and PowerCAD CE. PowerCAD CE is a full-featured CAD software designed for use on portable, hand-held, wireless devices.

     General and Administrative

     General and administrative expenses amounted to $228,328 during Q2 Fiscal 2002 compared to $79,326 in Q2 Fiscal 2001. For the first six months of Fiscal 2002, general and administrative expenses were $474,846 versus $150,874 in the comparable period in Fiscal 2001.

     Q2 Fiscal 2002 general and administrative expenses were higher by $149,002 or 188% largely due to $122,465 in higher consulting fees resulting from increased activity in marketing, software development, investor and media relations, and website development, and due to $24,365 in higher amortization expenses resulting from the Felix Computer Aided Technologies GmbH five-year license extension transaction which occurred on August 10, 2001. The balance of higher general and administrative expenses during Q2 Fiscal 2002 resulted from increased telephone, Internet, courier, travel, and other general business expenditures.

     General and administrative expenses were higher by $323,972 or 215% during the first six months of Fiscal 2002 largely due to $248,240 in higher consulting fees resulting from increased activity in marketing, software development, investor and media relations, and website development, $44,412 in higher salaries and benefits which did not commence until November 2001 (Q2 Fiscal 2001), and $40,609 in higher amortization expenses due to the reason noted above. These higher general and administrative expenses were offset by reductions in fixtures and moving expenses that were $0 during the first six months of Fiscal 2002.

     R&D - Product Development

     Product development expenses amounted to $38,990 during Q2 Fiscal 2002 compared to $0 in the same period during Fiscal 2001. During the first six months of Fiscal 2002, product development expenses totaled $90,137 versus $0 in the comparable period during Fiscal 2001. Product development expenses resulted from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of our agreement with Felix.

Interest Expense

Interest expense was $123 during Q2 Fiscal 2002 as compared to $6,077 in the comparable period in Fiscal 2001. Interest expense was $584 for the first six months of Fiscal 2002 as compared to $9,773 during the first six months of Fiscal 2001. Interest expense in Fiscal 2002 is due almost exclusively to accrued interest from capital leases. Comparatively, interest expense in Fiscal 2001 is largely due to the issuance of unsecured notes to lenders that accrued interest at 5% semi-annually until December 20, 2000. All of these notes were converted to common shares and no longer accrued interest subsequent to December 20,2000.

Other Income from Affiliate

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix agreed to compensate us with a one-time payment of $25,573 during Q1 Fiscal 2002 (See Note 4).

Liquidity and Capital Resources

As of December 31, 2001, we had negative working capital of $252,939. It should be noted that non-cash current liabilities consisting of $174,210 in accrued expenses (See Note 2) and $19,351 in non-cash accounts payable will both be paid with common stock.

We will need to continue to rely on external sources of capital to finance the execution of our business plan. Although we do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms, we had previously issued 2,220,000 warrants for total potential net proceeds of $2,620,000.

During the quarter ended December 31, 2001, a total of 97,332 warrants were exercised at a price of $0.50 per warrant for net proceeds of $48,666 and 20,000 warrants expired unexercised. During Q1 Fiscal 2002, 102,668 warrants were exercised at a price of $0.50 per warrant for net proceeds of $51,334. There remains a total of 2,000,000 warrants outstanding with potential net proceeds of $2,500,000. It is our intent to seek additional sources of funding for working capital purposes.


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

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 2001.


______________________________________________________________________________


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GiveMePower Corporation
                                   (Registrant)


Dated: February 12, 2002           By: /s/ William V. Walton
                                   William V. Walton
                                   Director, Chief Executive Officer
                                   and President


                                   By: /s/ Todd D. Noble
                                   Todd D. Noble
                                   Chief Financial Officer, Treasurer
                                   And Secretary
                                   (As a duly authorized officer on
                                   behalf of the Registrant and as
                                   Principal Financial and Accounting
                                   Officer)