Form 10QSB
period 2002-03-31
GIVEMEPOWER CORP
filed 2002-05-20
CIK 1064722

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

               For the Quarterly Period Ended March 31, 2002

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

As of May 15, 2002 there were 15,407,856 shares of common stock issued and outstanding.

______________________________________________________________________________

                           GIVEMEPOWER CORPORATION
                                 FORM 10-QSB

                  For the Third Quarter Ended March 31, 2002

______________________________________________________________________________


                                     INDEX


Part I. Financial Information

        Item 1.  Financial Statements

           a. Consolidated Balance Sheet
              as of March 31, 2002

           b. Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2002 and 2001

           c. Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001

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

Financial Statements and Notes

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                           GIVEMEPOWER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                               March 31, 2002



     ASSETS

Cash                                                                $  26,584
Accounts receivable, net of bad debts allowance of $3,096                 121
Other current assets                                                    3,759
                                                                    ---------
     Total Current Assets                                              30,464

Property and equipment, net of
  accumulated depreciation of $11,823                                  17,535
Software license, net of accumulated amortization of $66,667          433,333
                                                                    ---------
     TOTAL ASSETS                                                   $ 481,332
                                                                    =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $ 133,740
Current portion of installment debt                                     3,308
Note payable to related party                                          25,297
                                                                    ---------
     Total Current Liabilities                                        162,345

Long-term Installment Debt                                              1,090
                                                                    ---------
     Total Liabilities                                                163,435
                                                                    ---------

Stockholders' Equity
Common stock, $.001 par value, 50,000,000
  shares authorized, 14,836,190 shares
  issued and outstanding                                               14,836
Additional paid in capital                                          2,082,957
Accumulated other comprehensive income                                 49,358
Retained deficit                                                   (1,829,255)
                                                                    ---------
     Total Stockholders' Equity                                       317,897
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 481,332
                                                                    =========

                           GIVEMEPOWER CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended March 31, 2002 and 2001



                                    3 Months       9 Months       3 Months       9 Months
                                      Ended          Ended          Ended          Ended
                                    Mar. 31        Mar. 31,       Mar. 31,       Mar. 31,
                                     2002           2002           2001           2001
                                   ---------      ---------      ---------      ---------
Revenues                           $   5,957      $  26,563      $   4,879      $  18,432

Operating expenses
  Sales and marketing                 10,619         23,134         40,221         48,179
  General and administrative          11,539        437,477        403,998        553,952
  Depreciation and amortization       24,235         73,172            723          1,764
  R&D - Product development           66,805        156,943         25,516         25,516
                                   ---------      ---------      ---------      ---------
Net operating loss                  (107,241)      (664,163)      (465,579)      (610,979)

Other income (expense)
  Foreign currency transaction
  gain (loss)                           (335)         1,142       ( 10,862)      ( 15,396)
  Interest expense                      (536)        (1,120)           (52)        (9,826)
  Other income from affiliate                        25,573
                                   ---------      ---------      ---------      ---------
NET LOSS                            (108,112)      (638,568)      (476,493)      (636,201)

Comprehensive income (loss)
  Foreign currency translation
  adjustments                         67,296         49,307         27,062         27,839
                                   ---------      ---------      ---------      ---------
Comprehensive loss                 $( 40,816)     $(589,261)     $(449,431)     $(608,362)
                                   =========      =========      =========      =========

Basic and diluted
  net loss per common share           $(0.01)        $(0.04)        $(0.03)        $(0.05)
Weighted average common shares
  outstanding                     14,775,709     14,419,722     14,338,686     12,980,354


                           GIVEMEPOWER CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended March 31, 2002 and 2001


                                                                     2002         2001
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(638,568)   $(636,202)
Adjustments to reconcile net deficit
  to cash provided by (used in)
  operating activities:
    Depreciation                                                     73,172        1,690
    Shares for services                                             133,504      280,500
    Gain from website content license                               (25,573)
    Writedown of cost of domain name                                              33,154
Net change in:
  Accounts receivable                                                 2,878
  Other current assets                                                1,147      (27,576)

  Accounts payable                                                   68,407       44,991
                                                                  ---------    ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                             (385,033)    (303,443)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                (2,025)     (22,854)
  Proceeds from website content license                              25,573
                                                                  ---------    ---------
NET CASH FROM (USED BY) INVESTING ACTIVITIES                         23,548      (22,854)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stock                                                    192,028
  Proceeds from installment note payable                              1,971        6,711

  Principal payments on installment notes                            (4,224)      (1,303)
  Payments on related party note payable                             (5,316)
  Proceeds from notes payable                                                    224,657
                                                                  ---------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                            184,459      230,065
                                                                  ---------    ---------

EFFECT OF EXCHANGE RATES ON CASH                                     49,308       27,858
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH                                    (127,718)     (68,374)

CASH - Beginning of period                                          154,302       85,234
                                                                  ---------    ---------

CASH - End of period                                              $  26,584    $  16,860
                                                                  =========    =========

                            GIVEMEPOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GiveMePower Corporation, a Nevada corporation, ("GMP"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GMP's latest Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2001 and as reported on Form SB-2 have been omitted.


NOTE 2 - FEES PAYABLE IN STOCK

In fiscal 2001, GMP had entered into a contract with Columbia Financial Group, Inc. for consulting services. GMP was obligated to issue 825,000 shares over a 15-month period beginning February 28, 2001. On April 26, 2002, the parties mutually agreed to terminate this contract, with Columbia keeping 50,000 shares and forfeiting their interest in any remaining shares. 200,000 of these shares had been issued and recorded as $60,000 in consulting expense by GMP as of June 30, 2001, and another $174,210 was recorded during the six months ended December 31, 2001. As a result of the contract termination, a credit was taken in the three month period ended March 31, 2002 for the $174,210 in current fiscal year expense previously recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended Mar. 31, 2002 and
2001

The current quarter's net loss was smaller by $368,381 or 77% versus last year's comparable quarter due to lower operating expenses. The slightly higher net loss of $2,367 or 0.4% for the current nine-month period compared to the prior year's nine-month period is due to specific factors discussed below.

Revenue

     Revenue during the current quarter increased by $1,078 or 22% over the comparable period last year while revenue for the current nine-month period increased by $8,131 or 44%. Having launched commercial operations on January 30, 2002 with the introduction of PowerCAD CE and PowerCAD Pro that included a free trial period up to 60 days, we anticipated a minimal increase in revenues during the current quarter. From our official launch date, we have received considerable industry coverage and user downloads on both PowerCAD CE and PowerCAD Pro. To further create brand awareness and to propagate extensive use of PowerCAD products, we initiated our limited time, PowerCAD LT+ promotion whereby we will give away up to one million licenses of PowerCAD LT+, a scaled-down version of PowerCAD Pro. The free PowerCAD LT+ promotion has helped drive over 715,000 web hits during the months of February and March. We believe the early market acceptance of these planned initiatives will translate into significant revenues in future reporting periods.

Operating Expenses

     Sales and Marketing

     Sales and marketing expenses for the current quarter decreased by $29,602 or 74% when compared to the same quarter last year. For the current nine-month period, sales and marketing expenses decreased by $25,045 or 52%. Sales and marketing expenses were lower during the current reporting periods largely because of a one-time expense to acquire the customer base, domain name GiveMePower.com and website content from the founding stockholder in the amount of $39,042 on February 16, 2001 (See Note 4 of Audited Financials on Form SB-2). Sales and marketing expenses are expected to increase substantially as we accelerate sales and marketing programs.

     General and Administrative

     The current quarter's general and administrative expenses were lower by $392,459 or 97% over last year's comparable quarter largely because of a $174,210 credit resulting from the cancellation of previously issued common shares (See Note 2) and due to $206,455 in lower consulting fees resulting from the issuance of fewer common shares for consulting services during the current quarter. The balance of lower general and administrative expenses during the current quarter resulted from decreased professional fees and other general business expenditures.

     General and administrative expenses were lower by $116,475 or 21% during the current nine-month period as compared to last year's comparable nine-month period largely due to $131,075 in lower consulting fees offset by higher expenditures in website development, telecommunications, travel and other general business expenditures.

     Depreciation and Amortization

     Depreciation and amortization expense during the current quarter increased by $23,512 or 3,252% over the comparable quarter last year while the current nine-month period expense increased by $71,408 or 4,048% as compared to last year's comparable period. These expenses were higher during the current reporting periods largely because of the addition of amortization expense resulting from the payment of one million common shares for the five-year license extension from Felix Computer Aided Technologies GmbH on August 10, 2001.

     R&D - Product Development

     Product development expenses increased by $41,289 or 162% during the current quarter compared to the same period last year and increased by $131,427 or 515% during the current nine-month period over last year's comparable period. Product development expenses result from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH in return for ongoing product development that commenced in February 2001. Product development expenses are also attributed to our development of a vertical market software application for the building, design and construction industry.

Interest Expense

Interest expense increased by $484 or 931% during the current quarter over the comparable period last year due to the addition of some capital leases. Interest expense decreased by $8,706 or 89% during the current nine-month period over last year's comparable period due to the conversion of unsecured notes into common shares that previously accrued interest at five percent semi-annually.

Other Income from Affiliate

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix agreed to compensate us with a one-time payment of $25,573 during the first quarter ended September 30, 2001.

Liquidity and Capital Resources

On March 28, 2002 we received approval from the National Association of Securities Dealers to begin trading on the OTC Bulletin Board market. We believe that trading on the Bulletin Board will result in increased liquidity and visibility, opening the door to accelerated financial growth and investment capital.

As of March 31, 2002, we had negative working capital of $131,881. Consequently, we will need to continue to rely on external sources of capital to finance the execution of our business plan.

During the quarter ended March 31, 2002, a total of 500,000 warrants were issued of which 195,000 warrants were exercised at a price of $0.50 per warrant for net proceeds of $97,500. There remains a total of 305,000 warrants outstanding with potential net proceeds of $152,500. It is our intent to seek additional sources of funding for working capital purposes.

______________________________________________________________________________


                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No exhibits were filed as part of this Form 10-QSB.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 2002.


______________________________________________________________________________

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GiveMePower Corporation
                         (Registrant)

Dated: May 17, 2002      By: /s/ William V. Walton
                         William V. Walton
                         Director, Chief Executive Officer and President


                         By: /s/ Todd D. Noble
                         Todd D. Noble
                         Chief Financial Officer, Treasurer And Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)