Form 10KSB
period 2002-06-30
GIVEMEPOWER CORP
filed 2002-10-16
CIK 1064722

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
    ______________________________________________________________________

                                 FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2002

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____
    ______________________________________________________________________

                      Commission File Number 333-67318

                            GIVEMEPOWER CORPORATION
      (Exact name of small business issuer as specified in its charter)

               Nevada                                 87-0291528
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)

    5925 - 12 Street SE, Suite 230
       Calgary, Alberta, Canada                          T2H 2M3
        (Address of principal                         (Postal Code)
          executive office)

                                (403) 287-6001
                          (Issuer's telephone number)




Securities registered under Section 12(b) of the Exchange Act:

None.


Securities registered under Section 12(g) of the Exchange Act:

None.


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [X]   No [ ]

Total revenues for Fiscal Year 2002 were $38,063.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on September 13, 2002 was $1,889,264. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 13, 2002 there were 15,730,547 shares of common stock issued and outstanding.


    ______________________________________________________________________

                            GIVEMEPOWER CORPORATION
                                  FORM 10-KSB

                    For the Fiscal Year Ended June 30, 2002
    ______________________________________________________________________

Table of Contents:


ITEM 1. DESCRIPTION OF BUSINESS............................................. 5

  GENERAL................................................................... 5
  COMPUTER AIDED DESIGN ("CAD") TECHNOLOGY.................................. 5
  PRODUCTS AND SERVICES OVERVIEW............................................ 6
  PRODUCT AND SERVICES LISTING.............................................. 7
    PowerCAD Pro............................................................ 7
    PowerCAD LT+............................................................ 7
    PowerCAD CE............................................................. 7
    PowerENGINE............................................................. 7
    PowerSYMBOLS............................................................ 8
    PowerCAD Support Contracts.............................................. 8
    Product Upgrades........................................................ 8
    PowerCAD Architect...................................................... 8
  MARKETS................................................................... 8
    Desktop CAD............................................................. 8
    Mobile/Wireless CAD..................................................... 9
  MARKETING, SALES AND DISTRIBUTION......................................... 9
  RESEARCH, DEVELOPMENT AND CORE TECHNOLOGY LICENSING....................... 9
  COMPETITION.............................................................. 10
    Desktop CAD Competitors................................................ 10
    Portable/Handheld CAD Competitors...................................... 11
    Other Competitors...................................................... 11
  CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS........................ 12
    General Risks.......................................................... 12
    Risks Relating to the Internet......................................... 14
  TRADEMARKS............................................................... 15
  EMPLOYEES................................................................ 15
  REPORTS TO SECURITY HOLDERS.............................................. 15

ITEM 2. DESCRIPTION OF PROPERTY............................................ 15

ITEM 3. LEGAL PROCEEDINGS.................................................. 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 15

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 16

  MARKET INFORMATION....................................................... 16
  HOLDERS.................................................................. 16
  DIVIDENDS................................................................ 16
  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS....... 16
  RECENT SALE OF UNREGISTERED SECURITIES................................... 16
    (i) Fiscal 2001 Transactions........................................... 16
    (ii) Fiscal 2002 Transactions.......................................... 17
    (iii) Fiscal 2003 Transactions......................................... 18

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS............................... 18

  RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2002
   AND JUNE 30, 2001....................................................... 19
    Revenue................................................................ 19
    Operating Expenses..................................................... 19
    Liquidity and Capital Resources........................................ 20

ITEM 7. FINANCIAL STATEMENTS............................................... 21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE...................................................... 22

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....... 22

  DIRECTORS AND OFFICERS................................................... 22
  BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS............................ 22

ITEM 10. EXECUTIVE COMPENSATION............................................ 23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 AND RELATED STOCKHOLDER MATTERS........................................... 24

  PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK..... 24
  DIRECTORS OF THE CORPORATION............................................. 24
  OFFICERS OF THE CORPORATION.............................................. 24
  DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP..................... 24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 24

  FELIX COMPUTER AIDED TECHNOLOGIES GMBH (Felix)........................... 24
  AUTOPACK GMBH (Autopack)................................................. 25
  SUNDANCE MARKETING INTERNATIONAL INC. (Sundance)......................... 25
  DAVID M. GOLDENBERG PROFESSIONAL CORPORATION AS AGENT FOR THE
   GIVEMEPOWER GROUP ESCROW................................................ 25
  OTHERS................................................................... 25

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 26

SIGNATURES................................................................. 27

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

We are a Nevada corporation organized in 2001 for the purpose of selling computer aided design software and related services which we have both developed and licensed for resale. Our products and services are sold primarily in North America through our wholly owned subsidiary and principal operating entity, GiveMePower Inc., an Alberta corporation based in Calgary, Canada that we acquired and made a part of our organization in 2001.

From inception to commencement of initial commercial marketing activities, we were primarily involved in securing core software technology and website rights, software development, product branding and trade name registration, management and staff recruitment, website development, market research and development, and completion of a Plan and Agreement of Reorganization to undertake a reverse merger with a National Quotation Bureau public company called TelNet World Communications, Inc. ("TelNet").

TelNet was originally incorporated in the State of Utah on March 10, 1972 as Tropic Industries, Inc. ("Tropic"). Tropic became United Datacopy, Incorporated on February 24, 1987 which became Pen International, Inc. on March 21, 1994 and than TelNet World Communications, Inc. on March 4, 1998. TelNet had no operations nor any working capital when GiveMePower Inc. entered into the reverse merger with it. Effective July 5, 2001 the name of TelNet was changed to GiveMePower Corporation and the domicile was changed from Utah to Nevada.

GiveMePower Inc. acquired the rights, title and interest to the domain name, givemepower.com from Sundance Marketing International, Inc. ("Sundance") of Calgary, Canada, a private company owned by our founder, Bill Walton.
Sundance further agreed to assign its existing customer base to GiveMePower Inc. and to terminate its exclusive North American license agreement with Felix Computer Aided Technologies GmbH (Felix), of Berlin, Germany immediately upon GiveMePower Inc. securing its own agreement with Felix.

GiveMePower Inc. renegotiated the exclusive rights to co-develop, re-brand and distribute Felix software technologies in North America effective February 16, 2001 for a term of six months with an option to extend the term of the agreement to automatically renewing five-year terms upon issuing one million common shares of GiveMePower Corporation to the President of Felix on or before August 16, 2001. We exercised this option effective August 10, 2001.

On March 28, 2002, our Form SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission and we are now subject to reporting requirements pursuant to the Securities Exchange Act of 1934. As a reporting company, shares of our common stock are listed for trading on the OTC Bulletin Board under the ticker symbol "GMPW".

In February, 2002, we began marketing our initial software products and services to North American businesses and individuals involved in two primary markets; 1) retail users involved in the design, construction and manufacture of man-made products and structures, and 2) software developers who license our technology to embed in custom software solutions of their own design.

We continue to develop new products, enhance existing products, and establish related services to suit the needs of our customers.

COMPUTER AIDED DESIGN ("CAD") TECHNOLOGY

Originating with the advent of the earliest computer systems, CAD software has been used in the design, construction and manufacture of virtually any man-made product and structure. Traditional uses include architecture, engineering, construction, land development, surveying and mapping, geographic information system (GIS) processing, facilities management, and manufacturing.

Widespread in use, particularly since the advent of personal computers in the mid-1980's, CAD software has largely replaced pencil and paper designing and drafting with computerized designing and drafting, allowing operators to create and visualize designs in 2 or 3-dimensions, to make fast and accurate changes that are instantly reflected in their designs, to re-use common design elements among design team members and to digitally communicate with external equipment to automate manufacturing processes.

Today, CAD is a vital technology that affects the lives of nearly everyone, as most of the things we see and use on a daily basis are designed or can be designed using CAD.

PRODUCTS AND SERVICES OVERVIEW

Our products and services are designed to facilitate, 1) low-cost, industry-compatible CAD processing for retail users running Microsoft Windows(r) based desktop and laptop computers, 2) first-to-market CAD functionality for a newly emerging retail market of Microsoft Windows CE(r) mobile/wireless handheld computer users, and 3) royalty-based OEM licensing of our CAD technologies to commercial, corporate, and government enterprises involved in the creation of custom software applications.

Our primary retail products are branded and registered with the U.S. Patent and Trademark Office under the trade name PowerCAD(r). Multiple PowerCAD products and versions are available for operation on Microsoft Windows(r) based desktop and laptop computers, and Microsoft Windows CE(r) based mobile/wireless handheld computers. Current PowerCAD retail products include PowerCAD Pro and PowerCAD LT+ for desktop or laptop computers, and PowerCAD CE Pro, PowerCAD CE Classic and PowerCAD CE Viewer for Windows CE handheld computers.

For software developers, we sub-license PowerCAD technologies in the form of a component software development system called PowerENGINE(tm). PowerENGINE allows commercial, corporate and government software developers to selectively embed all or portions of PowerENGINE into custom desktop and mobile software solutions of their own design, paying us license fees for each software system they distribute, either as a resale product or as an internally created application for in-house use. PowerENGINE is delivered to developer partners through a secure, web-based subscription service called the Power Developer Network(tm).

PowerCAD retail software products and our PowerENGINE software development system utilize or depend on core technologies manufactured by Felix and AutoPack GmbH ("AutoPack"), based in Berlin, Germany whose CAD technologies are used by more than 100,000 users in 40 countries around the world. Under terms of an exclusive license agreement with Felix, and a non-exclusive license agreement with AutoPack, we have cooperatively enhanced and localized the Felix and AutoPack software technologies for distribution in North America under the PowerCAD brand name.

In March, 2001, we acquired perpetual and royalty-free software rights to a library of over 7,000 industry standard drawing symbols from cADD-Ons, Inc., of Palm Coast, Florida. Sold under the trade name PowerSYMBOLS(tm), this library of graphic symbols serves as a productivity enhancing plug-in for other PowerCAD products.

In October, 2001, we acquired ownership and intellectual property rights for a software system specifically tailored for businesses and individuals involved in residential and light construction building design from Bud Elkin, Inc., of Orlando, Florida. Still under development, we have scheduled introduction of this custom building design software under the trade name PowerCAD Architect(tm) for the fourth quarter of 2002.

PowerCAD desktop products are designed to be compatible with, and offer system functionality nearing AutoCAD(r) and AutoCAD LT(r) by Autodesk, Inc., the world's leading CAD systems with nearly 3 million registered users. Autodesk is the dominant player in our industry with reported fiscal 2002 revenues of $947.5 million. Existing PowerCAD desktop products retail from $99 to $495, less than 20% of primary competing products from Autodesk and other vendors.

PowerCAD CE mobile products are also highly compatible with AutoCAD, available in 3 different versions and offer first-to-market CAD functionality for Windows CE mobile/wireless equipped handheld-computer users. Supported devices include Pocket PC computers from vendors such as Compaq/HP, Toshiba, and Casio, and emerging tablet sized devices from vendors such as Advantech Automation, Panasonic, ViewSonic and At Work Computers. In May 2002, we were accepted as a Microsoft Mobile Solutions Partner, gaining the support of Microsoft for future PowerCAD CE development and marketing initiatives.

All primary PowerCAD products are available for a free 30-day trial via download from our website or by installing from a CD-ROM which can be ordered for a nominal shipping and handling fee. Product purchasers receive a unique Product Key which they use to unlock the system for permanent use on their computer. Product keys can be ordered by phone or via secure ordering over the Internet.

Depending on customer demand and company finances, we may develop a web-based online project management system, called the Power Projects Center. A subscription-based service, the Power Projects Center, if developed, will offer our clients a means to manage their projects through a central web-based depository.

PRODUCTS AND SERVICES LISTING

A summary of the principal products and services we offer includes:

PowerCAD Pro
------------

PowerCAD Pro is a general-purpose 2 and 3-dimensional CAD system designed for operation on desktop or laptop computers running Microsoft Windows(r) 95/98/NT/2000/ME/XP operating systems. PowerCAD Pro is designed to offer functionality and open-system extension capacity nearing that of industry leader AutoCAD.

Unlike most other low-cost competitors, PowerCAD Pro can directly open and save drawings in native AutoCAD DWG(r) and DXF(r) files formats, allowing it to be easily implemented as a complementary solution in existing AutoCAD shops, or used as a low-cost alternative for users who do not require the full processing capabilities of AutoCAD or other more expensive CAD systems able to utilize AutoCAD drawing file formats.

PowerCAD Pro has a suggested retail price of $495, approximately less than 15% of the cost of industry leader AutoCAD, which retails for $3,295.

PowerCAD LT+
------------

PowerCAD LT+ is a sub-$100, 2-dimensional CAD system based on PowerCAD Pro technologies, designed for operation on desktop or laptop computers running Microsoft Windows(r) 95/98/NT/2000/ME/XP operating systems.

PowerCAD LT+ is designed for managers, designers, and engineers who need a fully-operational CAD system, but do not require the advanced feature set contained in PowerCAD Pro. PowerCAD LT+ can open drawings saved in native AutoCAD file formats but is limited to saving in PowerCAD's proprietary FLX(r) file format.

After our initial marketing campaign ends whereby PowerCAD LT+ is available free to users downloading from our website (see Marketing and Distribution below), PowerCAD LT+ will have a suggested retail price of $99, less than 15% of the price of AutoCAD LT with a suggested retail price of $725.

Presently, an estimated 30,000 users utilize PowerCAD LT+.

PowerCAD CE
-----------

First introduced in the first quarter of 2002, PowerCAD CE is available in 3 different versions ranging in price from $99 to $495. Presently considered an early adopter technology, PowerCAD CE is the first system of its kind to offer full-featured CAD processing on Windows CE equipped mobile and wireless handheld devices. As with other PowerCAD offerings, PowerCAD CE offers a high degree of industry compatibility allowing users to work with existing designs saved in AutoCAD file formats.

PowerENGINE
-----------

PowerENGINE is delivered to developer partners through the Power Developer Network ("PDN"), a web-based information and update subscription service available exclusively to PDN members. PDN members determine their initial and ongoing unit pricing based on an initial license order ranging between $1,000 and $50,000.

Each PDN member receives the PowerENGINE software development system on CD-ROM or via Internet download, all program updates and expert-level technical support during their first year of membership. Initial and ongoing license fees are determined by the initial order amount, with maximum unit costs of $250, and substantially less unit costs when a higher initial order is placed at time of signing.

After signing, PDN members commence development of custom software solutions, embedding all or portions of PowerENGINE to create a customized desktop or mobile applications for commercial resale or internal distribution within their enterprise. Typical development times range from 3 months to 9 months, after which time the PDN member normally begins distribution of their applications.

Currently, we have 18 signed developers including companies such as Boss International, Mapping Solutions Inc., Cochran's Inc., and CompuTrus, Inc., who have recently begun or are anticipated to soon commence shipping of their custom PowerENGINE based software solutions.

Our objective is to sign a total of 100 or more PDN developer partners in our next fiscal year.

PowerSYMBOLS
------------

PowerSYMBOLS is a PowerCAD Pro or LT+ plug-in which retails for $99.

PowerCAD Support Contracts
--------------------------

All PowerCAD purchasers receive unlimited, 24-hour per day support through the technical support and forms sections of our website. All product purchases, except PowerCAD LT+, entitle the customer to 90 days of included support to assist in the user's initial understanding and use of the software. After the initial 90-day support period, we offer annual email and telephone support contracts starting at $49 per year.

Product Upgrades
----------------

Approximately 18 to 24 months after initial release, we plan to introduce major upgrades to all PowerCAD products at an end-user cost of approximately 50% of the initial selling price of the software. No major upgrades have been released to date.

PowerCAD Architect
------------------

Anticipated for release in the fourth quarter of 2002, PowerCAD Architect is a scheduled software solution, tailor-made for users involved in residential home and light building construction. PowerCAD Architect is expected to include the full functionality of PowerCAD Pro with hundreds of additional automation functions designed to simplify and dramatically improve productivity for both advanced and novice operators.

With a suggested retail price of $995, PowerCAD Architect is expected to provide an equivalent or better solution for target users at approximately 25% of the cost of primary competing solutions such as AutoCAD Architectural Desktop(r) from Autodesk Inc. and Triforma(r) from Bentley Systems Inc.

MARKETS

Desktop CAD
-----------

The desktop CAD software market is broken into four key areas: Mechanical CAD
(MCAD), Mechanical Computer Aided Manufacturing (MCAM), Computer Aided Engineering (CAE) and Architecture, Engineering, and Construction (AEC).

These market areas utilize CAD tools for two dimensional, three-dimensional and solids design applications. According to research by Daratech, Inc. of Cambridge, MA, the worldwide MCAD/CAM market was $5.5 billion in revenues in 2000, growing annually at 13.8 percent. The AEC market was $1.8 billion in revenues, growing annually at 15 percent. Based on this research, we estimate the total worldwide desktop CAD market to be $7.3 billion in annual revenues growing at a rate of 14.1 percent annually.

In order to determine North American market size for our products and services, we have estimated revenues based on prevailing market conditions and competitor revenue distribution. Autodesk, the dominant market leader in Windows based desktop CAD and our primary competitor, reported that 35 percent of its more than $800 million in year 2000 revenues were generated within continental United States, down from 41 percent in 1999.

Across the Americas, AutoCAD, Autodesk's flagship software product, contributed 43 percent to overall company revenues. Based on this analysis and additional comparisons, we estimate the North American market at 41 percent of worldwide revenues or $3.0 billion in annual revenues. Please see "Competition" for more detailed information on Autodesk.

We believe the desktop Computer Aided Engineering market (Daratech, Inc. estimates it at $1.2 billion in revenues) is a highly specialized software application business that will require significant development from third party software companies and consequently do not view it as a primary part of our total market at this time.

Mobile/Wireless CAD
-------------------

PowerCAD CE is presently the only full-featured, AutoCAD compatible CAD system for Windows CE mobile/wireless computing. The market for CAD systems able to run on pocket and tablet sized handheld computers continues to grow and evolve. Although still dominated by the Palm operating system, which does not have the capability to run PowerCAD CE, Microsoft continues to gain ground on Palm with Windows CE, especially among corporate and government enterprises, prime users of CAD technology.

Microsoft's renewed commitment to the handheld computing market began picking up steam with the recent launch of its Pocket PC 2002 operating system and updated versions of other Windows CE variants for specialized and tablet sized computers. While Microsoft currently only commands an estimated 10-15% of the market (rival Palm holds a 70% market share), industry observers believe Windows CE use will increase over time as computer users look for increased functionality and PC-like applications for their handheld computers.

As evidence of increased Windows CE use among corporate users, Gartner Dataquest in May 2002 estimated that PalmOS devices account for just over 50% of devices sold to enterprises worldwide, while Pocket PC devices accounted for 32%.

Based on current competitive analysis, and the considerable technical hurdles involved for competitors to match our mobile CAD feature set, we believe we can establish PowerCAD CE as the leading portable CAD system in North America pending successful implementation of our business plans.

MARKETING, SALES AND DISTRIBUTION

To date, the company has primarily marketed it products and services directly to its customers, with future plans to establish an independent reseller network. The company distributes its products as a physical shipment on CD-ROM, or as a downloadable installation over the Internet from the company's website.

To help quickly establish our company name, and to virally propagate broad use of PowerCAD technologies, we initiated an aggressive marketing campaign in February, 2002 whereby users could obtain a free PowerCAD LT+ license (value $99) by downloading and registering from our website.

No revenues have been gained from the sale of PowerCAD LT+ because of the free promotion, and the high quality and full-feature set offered with PowerCAD LT+ has had a negative effect on the sale of PowerCAD Pro. However, the free promotion has helped generate a new PowerCAD user base totaling more than 30,000 estimated users and is expected to provide a significant revenue spike after the free promotion ends, such timing yet to be determined by management. In addition, the free PowerCAD LT+ promotion has helped generate millions of hits to our website which we believe would not have occurred without the free promotion.

All PowerCAD orders can be made via toll-free telephone or via Internet through our secure online store.

RESEARCH, DEVELOPMENT AND CORE TECHNOLOGY LICENSING

Core PowerCAD product development is performed by outside parties with enhancements and product localization performed by 2 highly qualified staff members we employ on a full-time basis with assistance from other full-time and part time staff.

PowerCAD Pro, PowerCAD LT+, PowerENGINE, and PowerCAD CE core research and development is performed by a team of expert programmers and support staff employed by Felix and AutoPack dating back to 1994 and ranging in size from 7 people to 20 people depending on the level of R & D required.

Under terms of our exclusive North American co-development and distribution agreement with Felix, we have committed to paying a percentage of sales for PowerCAD Pro, PowerCAD LT+ and PowerENGINE, ranging between 7% and 10% of the net selling price, depending on sales levels, with minimum annual payments. Under terms of our non-exclusive agreement with AutoPack, we have committed to paying a percentage of sales for PowerCAD CE, ranging between 25% and 50%, depending on sales volumes.

In both cases, we receive all ongoing program updates and upgrades, plus priority expert-level support for our staff and customers from the Felix and AutoPack development and support teams.

Under terms of our software and intellectual property rights acquisition of PowerCAD Architect technologies from Bud Elkin, Inc. ("Elkin"), we have agreed to pay Elkin up to 10% of the net revenues received from future sales of the product in return for all program updates, upgrades and provision of timely expert-level technical support for our staff and customers.

We owe no ongoing sales percentages, nor do we require product updates of additional research and development for PowerSYMBOLS.

COMPETITION

Our competition is expected to come primarily from Autodesk Inc.
(NASDAQ:ADSK), Bentley Systems Inc., the IntelliCAD Technology Consortium, International Microcomputer Systems, Inc. (OTC: IMSI), Arc Second, in-house CAD systems, as well as various other companies.

Desktop CAD Competitors
-----------------------

Autodesk Inc. - (Nasdaq: ADSK)

The biggest competitor to our software offerings is expected to be Autodesk Inc. - currently the undisputed market leader in professional CAD for a Window's environment. Autodesk's proprietary AutoCAD(r) suite of software products represents about 37 percent of their revenues to an estimated install base of 2.9 million AutoCAD(r) users worldwide. Autodesk's dominance in the CAD marketplace continues to be a target for competitors and competitive entrants due to its large install base, acceptance as the worldwide file format standard (Autodesk has customers in more than 150 countries) and significant revenues of $947 million in its 2002 fiscal year.

While Autodesk demonstrates clear leadership in the desktop CAD market, they have kept prices relatively high due to their establishment of technology dependence among users and the inability of competitors to enter this market segment effectively. A typical AutoCAD(r)-based software solution sells for $5-$7,000, with AutoCAD(r) alone costing $3,295 if purchased directly from Autodesk's website. At the same time, Autodesk is trying to re-define its business and expand its offering into other components of the design/build value chain.

Over the past three years, Autodesk has embarked on an aggressive technology acquisition and development strategy to provide applications to specific vertical markets such as AEC with its Architectural Desktop (surpassed 100,000 installed units last year). This strategy has pitted Autodesk in a competitive race with its largest distributors of AutoCAD(r) that have developed applications for these same markets. Autodesk has also embarked on a direct sales strategy through its website that sells AutoCAD(r) for approximately $500 less than the recommended retail price of its software distributors. Lastly, Autodesk has announced its intention to develop CAD applications for personal digital assistants (PDAs) running on Windows CE.

Bentley Systems, Incorporated

Founded in 1984, Bentley Systems claims to be the world's second largest privately held software company. Bentley's premier product, MicroStation, focuses on the engineering, construction and operations market with its unique collaborative CAD design capabilities and planning features. As a private company, Bentley is reasonably secretive about its financial performance, market information and future plans. However, according to Daratech, Bentley reached nearly $190 million in revenues during 1999 with an install base of more than 300,000 users and 950 employees.

Focused on a range of industries, including transportation; geographic and utilities; plan and process; building and construction; government; manufacturing; automotive and aerospace, Bentley prices a base MicroStation or TriForma application at $4,795 with a fully functional engineering workstation, including add-ons, running up to $12,000 per desk top.

Bentley represents a formidable competitor in the North American CAD industry and has recently announced their intent to go public. As with our approach to Autodesk, we do not plan to compete head-to-head with Bentley. We have planned a fully MicroStation compliant version of PowerCAD as part of a major upgrade in 2003. As with AutoCAD(r), this option will provide MicroStation users a lower cost alternative to support a mixed MicroStation-PowerCAD environment.

IntelliCAD Technology Consortium

Developed through the IntelliCAD Technology Consortium ("ITC"), a non-profit corporation formed to license and coordinate future development of the IntelliCAD platform among paying members, IntelliCAD provides its member organizations with open source code for the development of commercial CAD products. Notably, Cadopia and other companies participating in the ITC program have taken the base product and added increased features and functionality in order to attempt the development of a low cost CAD alternative, priced at $149 and $199.

IntelliCAD's support infrastructure and the quality of the final commercial product is fully controlled by ITC consortium members. Therefore, we estimate that IntelliCAD could potentially achieve commercial grade status, however management believes that this effort would require a major overhaul of the base source code at a cost of $5-$10 million. While this is possible, the overall structure of the ITC (with its open sharing of information) creates a barrier for this level of effort and expense by a single commercial vendor. Under the current structure, if a company undertook this effort, they would be required to share the updated source code with other members of the ITC - making it available to competitors.

International Microcomputer Software Inc. - (OTCBB: IMSI)

Creators of TurboCAD, IMSI has struggled over the past few years. IMSI's fortunes peaked in 1997 with $41 million in revenue and net income per share (diluted) of $0.46. Revenues were $19 million in 2000 and $12 million in 2001 with net loss per share of ($2.22) and ($0.12) respectively. It is management's belief that IMSI's losses were largely due to its failed transition from a free distribution model, which directly attacked Autodesk and others in a market share grab, to a user-pay model.

IMSI attempted to create a new industry paradigm with TurboCAD by introducing a low cost commercial CAD application. While IMSI was singing praises about the estimated one million downloads of free software, they failed to recognize the difficult transition for users who had months of training and huge capital investments in AutoCAD(r) and similar systems. The product's user interface and available features were so widely divergent from "industry standard", IMSI never realized its use potential despite widespread industry interest.

IMSI has also had several failed attempts to introduce new product versions in order to generate revenues. To the credit of IMSI, their recent release of TurboCAD V8 may be enough to turn the company around and stabilize its current user base.

Portable/Handheld CAD Competitors
---------------------------------

Arc Second, Inc.

The only significant competitor to PowerCAD CE is Arc Second's PocketCAD. Like PowerCAD CE, PocketCAD provides users with the ability to create, edit and view documents on Windows CE devices. Arc Second is a private company with no available published unit sales figures or financials.

With its simple to use interface, PocketCAD acts as a standalone product that the company claims can read AutoCAD(r) file formats. However, nearly 50% of current PowerCAD CE purchasers to date had tried and/or purchased PocketCAD prior to purchasing PowerCAD CE and indicated that PocketCAD's very limited feature set as compared to PowerCAD CE, and its inability to perform 3D operations rendered it unusable in most circumstances.

Like other software products attempting to emulate AutoCAD(r), management believes that PocketCAD has significant design and viewing limitations, although it provides a needed tool for site work with CAD drawings. Its strength lies in its ability to markup, redline and confirm measurements within existing drawings. PocketCAD is priced at $199 for PocketCAD Pro and $139 for PocketCAD Viewer.

Other Competitors
-----------------

It is expected that other competition will come from companies offering various components of the products and services offered by GMP, in-house systems or from non-industry compatible technologies.

Management believes its ability to compete successfully in the future will depend upon its ability to develop and market software and services that address the rapidly changing needs of the North American market.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

General Risks
-------------

(a) As a start-up business, GMP has limited operations, revenues and assets. We are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. There is no certainty that GMP will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of its securities. We have limited business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject. As we are an early stage company, our prospects must be considered in light of the risks, expenses and difficulties encountered in establishing a new business in any industry.

(b) We currently have negative working capital and limited sources of liquidity. We require substantial capital to pursue our operating strategy and we currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. To date, we have limited internal sources of liquidity and expect limited internal cash flow in the immediate future. We require substantial working capital to continue the funding of our business. We do not have any commitments to raise additional capital and there is no certainty that any additional funds required to operate our business will be available on favorable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund future expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of shareholders of the Company will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of the Company's current shareholders.

(c) We are dependent on key management personnel. Our success is dependent upon, among other things, the services of Bill Walton, CEO, president and director. The loss of Mr. Walton's services, for any reason, could have a material adverse effect on the Company's business, operations and financial condition. We do not have an employment agreement or key-man life insurance policy for Mr. Walton. The expansion of our business will place further demands on existing management and future growth. Profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that GMP will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on the Company's business, operations and financial condition.

(d) We are in an intensely competitive industry. The Software industry is highly competitive and has few barriers to entry. There are numerous competitors offering various components of the type of software and services we offer. Also, there is no certainty that additional competitors will not enter markets that we intend to serve. We believe that our ability to compete depends on many factors both within and beyond our control. At this time, there are a few other companies offering similar services as those intended to be offered by GMP. It should be expected that in the future we would be competing with additional companies, many of which may have greater financial resources than our company. There is no certainty that we will be able to compete successfully in this market.

(e) We have paid no dividends on our common stock and we cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(f) We are currently controlled by our principal stockholders, officers and directors. Our directors and officers beneficially own approximately 39.9% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company. We lack disinterested, independent directors as our directors have a direct financial interest in the company.

(g) All marketing will be done in-house. We currently plan to market and promote our services in-house. While our Chief Executive Officer has prior promotional and marketing experience, there is no certainty that the company's marketing strategies will be effectively implemented, or that these arrangements will result in sufficient revenues to produce net earnings.

(h) The Company's Survival Depends on its Ability to Adapt to Technological Challenges. The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, low barriers to entry, enhancements to existing software, and evolving customer needs. Consequently, the Company's success will depend on its ability to adapt to rapidly changing technology, evolving industry standards, low barriers to entry, software enhancements, and evolving customer needs and to continually improve the performance, features and reliability of its software and services. The failure of the Company to adapt to such changes could have a material adverse effect on its business, operations, and financial condition. In addition, the adaptation to such changes could require substantial capital resources by the Company that may not be available when required or may not be available on favorable terms, which could have a material adverse effect on the Company's business, operations and financial condition.

(i) The Company's products may contain software errors. Software products like those sold by the Company often contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to their introduction, the Company's products may contain software errors that will be discovered after commercial introduction. Despite the precautions taken by the Company to ensure error free software, there is no guarantee that the Company will not be held responsible for possible damages to customers, customers' projects, or other miscellaneous damages. There is no certainty that errors or performance problems will not be discovered in the future. Any future software defects discovered after shipment to a customer could result in loss of revenues, unexpected costs or delays in market acceptance, any of which could have a material adverse effect on the Company.

(j) The Company may not be able to retain its distribution rights. The Company has secured the exclusive North American license rights for the distribution of its Computer Aided Design (CAD) software for desktops and has secured the non-exclusive North American license rights for the distribution of its CAD software for handheld devices. Should the Company fail to meet certain terms and conditions within these agreements, there is no guarantee that the Company will retain its distribution rights which could have a material adverse effect on the Company's business, operations and financial condition.

(k) The Company's success may depend on the success of its agents and affiliates. The Company intends to offer the majority of its software and services through the Internet and through a network of independent agents and affiliates. The Company's success is dependent upon the acceptance of the Internet as a distribution mechanism for selling software products and on the ability of these agents and affiliates to implement viable marketing initiatives. Many of these agents and affiliates may carry products from several different companies, including products that may compete with the Company's software. There is a risk that these agents and affiliates will give priority to the products of other suppliers. The reduction or loss in sales by one or more of the Company's key agents and affiliates, or the inability to attract new agents and affiliates, could have a material adverse effect on the Company.

(l) The Company faces foreign exchange rate exposure. The Company will offer payment for its software and services in U.S. dollars only, even for our Canadian customers. With the majority of expenses expected to be in Canadian dollars, the Company will be exposed to fluctuations in foreign exchange rates from both a transactional and translational perspective. There is a risk that foreign exchange rate fluctuations between the Canadian dollar and the U.S. dollar will be disadvantageous to the Company.

(m) The Company is subject to potential system downtime risks. The Company's ability to develop products and to provide quality customer service will depend on the efficient and uninterrupted operation of its computer and communications hardware systems. Backup of software, data and information will be stored within the premises of the Company and at outside premises with third parties. The systems and operations of the Company are vulnerable to damage or interruption from natural disasters, fire, power loss, telecommunications failures, vandalism, theft and similar events. The occurrence of such events could result in
     interruptions in the services provided by the Company.   In addition,
     the failure by third parties to provide the data communications capacity required by the Company, as a result of natural disasters, human error or other operational disruption, could also result in interruptions of the Company's service. Any interruption of the Company's services could have a material adverse effect on the Company's business, operations or financial condition.

(n) The Company may be subject to product obsolescence. The markets for the Company's products are characterized by evolving industry standards, technological changes and changing customer needs. The introduction of products embodying new technologies and the emergence of new hardware, software or computer aided design standards could render the Company's existing products obsolete and unmarketable. Consequently, the Company's success will depend upon its ability to successfully develop and introduce new and enhanced products that evolve with technological and industry developments, industry standards and customer needs. The timing and success of product development is unpredictable due to the inherent uncertainty in anticipating technological developments, difficulties in identifying and correcting design flaws and market acceptance. Any significant delay in releasing new products or enhancements could have a material adverse effect on the success of new products or enhancements that could have a material adverse effect on the Company. There is no certainty that the Company will be able to introduce new products on a timely basis, that such products will achieve any market acceptance or that any such market acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company. The Company will also depend on technology from third parties and should there be any problems or delays in new software versions from these third parties, this could have a material adverse effect on the Company.

(o) The Company may be subject to misappropriation of its intellectual property. The Company has entered into confidentiality and assignment agreements with its employees and contractors, and non-disclosure agreements with outside parties with which it conducts business, in order to limit access to and disclosure of its proprietary information. There is not certainty that these contractual arrangements will protect the Company's intellectual property from misappropriation or deter third party development of similar technologies. The Company pursues registration of its trademarks and may license its proprietary rights to third parties. While the Company will attempt to ensure the quality of its brand names is maintained by such licensees, there is no certainty that such licensees will not take action that might materially adverse effect the Company's business, operations and financial condition.

(p) There is a risk that the Company may be notified that its technologies infringe the proprietary rights of third parties. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time consuming or result in costly litigation. Any such claim could have a material adverse effect on the Company's business, operations and financial condition.

(q) The Company's insurance policy expired on August 21, 2002. Although the Company has never had an insurance claim, its insurance carrier has quoted next year's premium at three times the cost of last year's premium. Consequently, the Company is seeking quotes from other carriers and will bear the risk of insurance until it can secure adequate coverage from another carrier which it expects to have resolved within 90 days.

Risks Relating to the Internet
------------------------------

(a) Our business is dependent on the maintenance of the Internet infrastructure for the distribution of our software and services. Our success will depend, in part, upon the maintenance of the Internet infrastructure, as a reliable network backbone with the necessary speed, data capacity, and security. To the extent that the Internet continues to experience increased numbers of users, frequency of use, or increased requirements of users, there is no certainty that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. However, it is management's belief that based upon historical evidence our business will evolve as the Internet evolves.

(b) We risk capacity constraints on our website. A key element of our strategy is to generate a high volume of traffic on our website. Accordingly, the satisfactory performance, reliability, and availability of our website and network infrastructure will be critical to our reputation and ability to attract and retain customers and maintain adequate customer service levels. To a certain extent, but not exclusively, our revenues will depend upon the number of visitors who select customers through our website and the volume of customers that we are able to attract. Any substantial increase in the volume of traffic on our website will require us to expand and upgrade further our technology and network infrastructure. We can give no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website nor can we assure we will be able to timely expand and upgrade our systems and infrastructure to accommodate such increases. In addition, even if we are able to project such needs, there is no certainty that we will have sufficient capital to adequately and timely expand or upgrade our systems and infrastructure. Governmental regulation and legal uncertainties may affect our business.

(c) We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse effect on our business.

The object of the Company is to be a viable, profitable entity. Should one or several of these factors be implemented or become effective, this could adversely affect the Company's objective and as such, place any investment in our Company at risk.

TRADEMARKS

We have filed trademark registrations for three of our brand names:
GiveMePower(tm), PowerCAD(r), and PowerENGINE(tm). In addition, we have secured the following Internet names: givemepower.com and powercad.com. We have also identified additional trademarks and URLs that we have registered or plan to register in the immediate future.

EMPLOYEES

We presently have six full-time employees and no part-time employees. We have entered into consulting agreements with five other parties to perform such duties as technical support, marketing, promotion, administration and sales.

REPORTS TO SECURITY HOLDERS

Effective December 21, 2001 we became a fully reporting company under the requirements of the Exchange Act, and to date we have filed the necessary quarterly and other reports with the Securities and Exchange Commission. Although we are not required to deliver our annual or quarterly reports to security holders, we would be pleased to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 450 Fifth Street, N. W., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N. W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.


ITEM 2. DESCRIPTION OF PROPERTY.

We have entered into an agreement to lease office premises from Airstate Ltd. for our third consecutive one-year term. Our current lease term expires August 31, 2003. We have committed to leasing approximately 3,600 rentable square feet and are obligated to pay basic rent of $1,200 per month plus operating costs of $1,382 per month for a total cost of $2,582 per month. The real property utilized by the Company is in good condition and is adequate for the next twelve months of operations. The Company's insurance policy expired on August 21, 2002 and its real property is without insurance coverage at this time. Although the Company has never had an insurance claim, its insurance carrier has quoted next year's premium at three times the cost of last year's premium. Consequently, the Company is seeking quotes from other carriers and will bear the risk of insurance until it can secure adequate coverage from another carrier which it expects to have resolved within 90 days.


ITEM 3. LEGAL PROCEEDINGS.

There are currently no pending or threatened legal proceedings which involve GMP or against any of our officers or directors as a result of their capacities with GMP.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

GMP's common stock is traded over the counter and is quoted by the Over The Counter Bulletin Board (OTCBB) under the trading symbol GMPW. Our common stock began trading on the OTCBB effective March 28, 2002. Prior to this date, our common stock was quoted on the National Quotation Bureau ("Pink Sheets") which commenced December 20, 2000 when we entered into our reverse merger with TelNet World Communications, Inc. The market prices noted below for the third and fourth quarters of Fiscal 2002 were obtained from the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. With the exception of one trade in the third quarter of Fiscal 2001, there was no trading activity for our securities on Pink Sheets.

                               Fiscal 2002                 Fiscal 2001
                           High           Low           High           Low
                           -----         -----          -----         -----
First Quarter               n/a           n/a            n/a           n/a
Second Quarter              n/a           n/a            n/a           n/a
Third Quarter              $0.65         $0.51          $2.01         $2.01
Fourth Quarter             $0.60         $0.15           n/a           n/a


HOLDERS

As of October 8, 2002, the approximate number of holders of record of Common Stock of the Company was 1,056.

DIVIDENDS

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-----------------------------    --------------------------    -----------------------------    -----------------------
Plan Category                    Number of Securities to be    Weighted Average Exercise        Number of Securities
                                 Issued Upon Exercise of       Price of Outstanding Options,    Remaining Available for
                                 Outstanding Options,          Warrants and Rights              Future Issuance
                                 Warrants and Rights
-----------------------------    --------------------------    -----------------------------    -----------------------
                                 (a)                           (b)                              (c)
-----------------------------    --------------------------    -----------------------------    -----------------------
Equity Compensation Plans
Approved by Security Holders
-----------------------------    --------------------------    -----------------------------    -----------------------
Equity Compensation Plans
Not Approved by Security
Holders                          500,000(1)                                                     2,500
-----------------------------    --------------------------    -----------------------------    -----------------------
Total                            500,000                                                        2,500
-----------------------------    --------------------------    -----------------------------    -----------------------

(1)  These shares were authorized in a Consultants Compensation Plan which was filed on June 25, 2002 with the Securities and Exchange Commission in an S-8 Registration Statement.

RECENT SALES OF UNREGISTERED SECURITIES

(i) Fiscal 2001 Transactions
----------------------------

On December 20, 2000, we issued a total of 8,656,500 shares of our Common Stock to the founders, directors and management. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On December 20, 2000, we converted $272,889 in notes payable into common shares at the rate of one share for every $0.30 in indebtedness. Between February 1, 2001 and June 30, 2001, an additional $308,800 was raised from the sale of additional notes each with a conversion of $0.50 per share. All of the lenders converted their notes upon purchase. A total of 1,562,125 shares of our Common Stock were issued in connection with the conversion of all notes payable. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On December 28, 2000, the Company issued to Heritage Ventures Ltd. 800,000 shares of our Common Stock for services rendered in connection with corporate, financial and other advisory consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 28, 2001, the Company issued to Robert Grabert 300,000 shares of our Common Stock for services rendered in connection with software development. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 28, 2001, the Company issued to Columbia Financial Group 825,000 shares of our Common Stock for services rendered in connection with investor relations, press releases, marketing and other corporate consulting services. On April 26, 2002, 775,000 shares were cancelled due to termination of the contract. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On March 8, 2001, the Company issued to MSI Services Inc. 100,000 shares of our Common Stock in relation to the acquisition of our public corporate entity. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On March 15, 2001, the Company issued to cADD-ONS, Inc. 30,000 shares of our Common Stock to acquire certain software license rights. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On April 17, 2001, the Company issued 290,000 shares of our Common Stock to three consultants for services rendered in connection with corporate, financial, legal and other advisory services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On May 15, 2001, the Company issued to Webcore Labs Inc. 5,889 shares of our Common Stock for services rendered in connection with website development. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On June 1, 2001, the Company issued to Doug Devine 200,000 shares of our Common Stock for services rendered in connection with the establishment of the Company's advisory board. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On June 1, 2001, the Company issued a total of 31,500 shares of our Common Stock to two consultants for services rendered in connection with corporate and financial consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

(ii) Fiscal 2002 Transactions
-----------------------------

On August 1, 2001, November 15, 2001, February 15, 2002 and May 15,2002, the Company issued to Webcore Labs Inc. 7,992, 1,789, 3,221 and 1,794 shares of our Common Stock respectively for services rendered in connection with website development services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 10, 2001, the Company issued to Wilfried Grabert 1,000,000 shares of our Common Stock to acquire exclusive North American software license and co-development rights. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 19, 2001, November 19, 2001, February 19, 2002 and May 15, 2002, the Company issued to Nextgen Strategy Group 5,136, 5,136, 5,136 and 5,136 shares of our Common Stock respectively for services rendered in connection with marketing communications services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On September 30, 2001 and November 15, 2001, the Company issued to Sarah Clark 630 and 384 shares of our Common Stock respectively for services rendered in connection with accounting and financial statement preparation services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On December 15, 2001, the Company issued to Shadow Interactive 1,581 shares of our Common Stock for services rendered in connection with website development services. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 8, 2002, March 21, 2002, April 5, 2002, May 9, 2002 and May 10,
2002, the Company issued 100,000, 95,000, 50,000, 30,000 and 53,261 shares of our Common Stock respectively for a total of $164,130 in cash pursuant to the exercise of warrants at $0.50 per share.

On February 15, 2002 through to June 15, 2002, the Company issued to the Law Office of Andrea Cataneo 4,167 shares of our Common Stock in each respective month for services rendered in connection with legal consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On June 3, 2002, we issued 200,000 shares of our Common Stock to Frank Nassar for assistance with investor relations and raising our corporate profile. On August 21, 2002, all of these 200,000 shares were cancelled due to termination of the contract. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On June 20, 2002, we issued 100,000 shares of our Common Stock to two consultants for assistance with investor relations and raising our corporate profile. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

(iii) Fiscal 2003 Transactions
------------------------------

On July 15, 2002 through to September 15, 2002, the Company issued to the Law Office of Andrea Cataneo 4,167 shares of our Common Stock in each respective month for services rendered in connection with legal consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 15, 2002, we issued 15,000 shares of our Common Stock to Cad Easy Corp. to acquire certain software license rights. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 26, 2002, we issued 65,000 shares of our Common Stock to BAF Consulting for financial, corporate and other advisory services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 30, 2002, we issued 30,000 shares of our Common Stock to repay a note payable of $10,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On September 3, 2002, we issued 25,000 shares of our Common Stock to repay a note payable of $5,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On September 6, 2002, we issued 30,000 shares of our Common Stock in connection with the retirement of an outstanding payable valued at $10,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2002 AND
JUNE 30, 2001.

The current year's net loss was larger by $164,980 or 14% versus last year due largely to higher operating expenses, an impairment charge and due to higher product development expenses.

Revenue
-------

Revenue during the current fiscal year increased by $1,732 or 5% over last year. Having launched commercial operations in the first quarter of 2002 with the introduction of PowerCAD CE and PowerCAD Pro, we anticipated a minimal increase in revenues for the current fiscal year largely due to system deficiencies in these initial versions, which have only been recently corrected. Moreover, PowerCAD Pro sales have been restricted due to broad acceptance of our free PowerCAD LT+ promotion as defined below. An updated version of PowerCAD Pro, designed to address such system deficiencies and to better suit the needs of our customers, was introduced on June 4, 2002. As with PowerCAD Pro, an updated version of PowerCAD CE was required and introduced on June 4, 2002 which addressed a number of reported system deficiencies which we believe negatively affected the purchasing decision of buyers. Recent positive response to these updated versions of PowerCAD Pro and PowerCAD CE, combined with an accelerated number of trial downloads, have begun yielding higher sales revenues.

To further create brand awareness and to propagate extensive use of PowerCAD products, we initiated our limited time, PowerCAD LT+ promotion in February 2002 whereby we began giving away up to one million licenses of PowerCAD LT+, a scaled-down version of PowerCAD Pro. The free PowerCAD LT+ promotion has helped drive millions of web hits since its introduction. The promotion was put forth with the intent that a certain percentage of these users would become paying customers for our other products. Due to the strength of PowerCAD LT+, users have been reluctant to upgrade to our other products. Consequently with the release of our next version of PowerCAD LT+, we will be terminating this promotion. Due to our significant PowerCAD LT+ user base, we expect a sizeable number of users will upgrade to the new version leading to enhanced revenues.

With our acceptance as a Microsoft Mobile Solutions Partner in May 2002, our partnerships with At Work Computers and Advantech Automation Corporation in July 2002 and with the beta launch of PowerCAD Architect, we believe these planned initiatives will continue to elevate our market presence and translate into significant revenues for future reporting periods.

Operating Expenses
------------------

Cost of Sales

Cost of Sales for the current year ended increased by $1,768 or 336% over the previous year. Cost of sales are comprised of CD costs, CD packaging costs and payments to third party agents.

Sales and Marketing

Sales and marketing expenses for the current year decreased by $36,979 or 53% when compared to last year. Sales and marketing expenses were lower during the current year largely because of our efforts to focus on finalizing development of our core products and required upgrades. Sales and marketing expenses are expected to increase substantially as we accelerate sales and marketing programs.

General and Administrative

The current year's general and administrative expenses were lower by $443,667 or 43% over last year largely because of a $174,210 credit taken in the quarter ended March 31, 2002 resulting from the cancellation of previously issued common shares for consulting services (See Note 2 from Form 10-QSB filed on May 20, 2002) and due to $238,816 in other lower consulting fees resulting from the issuance of fewer common shares for consulting services. The balance of lower general and administrative expenses during the current year is attributed to a one-time expense to acquire the customer base, domain name GiveMePower.com and website content from Sundance Marketing International Inc. in the amount of $39,042 in the previous year (See Note 4 of Audited
Financials on Form SB-2 filed December 20, 2001).   The reduction in these
general and administrative expenses were offset by higher expenditures in business taxes, credit card discount charges, internet charges, legal fees, travel and other general business expenditures.

Product Development

Product development expenses increased by $175,035 or 286% during the current year compared to last year. Product development expenses increased due to our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH that commenced in February 2001 in return for ongoing product development and percentage of sales payments to AutoPACK GmbH that commenced in February 2002 in return for ongoing product development. Product development expenses are also attributed to our development of PowerCAD Architect, a vertical market software application for the building, design and construction industry that commenced in November 2001.

Impairment

Our long-lived assets are evaluated for financial impairment as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. On August 10, 2001, we issued 1,000,000 shares of our common stock to Felix Computer Aided Technologies GmbH in exchange for a five-year license extension. The fair value of these shares of $500,000 ($0.50 per share) was capitalized and amortized using the straight-line method over the five-year license term. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An impairment loss was recognized in the current year on the unamortized value of the software license being $407,001 because sales have not been sufficient to produce positive cash flows.

Depreciation and Amortization

Amortization expense, which resulted from capitalizing the license rights from Felix Computer Aided Technologies GmbH, will no longer be reported in future reporting periods given the impairment charge noted above. Depreciation expense increased by $3,822 or 72% largely due to the addition of capital assets during the year and due to a full year of depreciation on capital assets purchased throughout the previous year.

Gain on Sale of Website License to Affiliate

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix agreed to compensate us with a one-time payment of $25,573 during the first quarter ended September 30, 2001.

Interest Expense
----------------

Interest expense decreased by $9,386 or 87% during the current year over last year due to the conversion of unsecured notes into common shares during Fiscal 2001 that previously accrued interest at five percent semi-annually and which were not present in Fiscal 2002.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2002, we had cash and cash equivalents of $24,654. During the current year ended, operating activities used additional cash of $15,586 or 4% as compared to last year. Cash used by operating activities during the current year resulted primarily from our net loss offset by depreciation, amortization, stock issuances and other non-cash charges. Cash used by investing activities decreased by $25,359 or 93% due to minimal capital expenditures during Fiscal 2002. We have no commitments for future purchases of capital assets. Financing activities for the current year provided lower cash by $223,574 or 44% as compared to last year. Cash has been provided primarily by the sale of common stock or from the proceeds of notes payable.

During the year ended June 30, 2002, a total of 2,211,739 warrants were outstanding with potential net proceeds of $2,605,870. Exercise prices on such warrants range from $0.50 per warrant to $1.50 per warrant.

On March 28, 2002 we received approval from the National Association of Securities Dealers to begin trading on the OTC Bulletin Board market. We believe that trading on the Bulletin Board will result in increased liquidity and visibility, opening the door to accelerated financial growth and investment capital.

Consequently, we are currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $150,000 to fund the Company's immediate liquidity needs. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. To further supplement these activities, we have engaged an investment banking firm to assist us in securing funding, with an objective of raising up to $4 million. We are confident that these efforts will produce financing to further the growth of the Company. Nevertheless, there can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company's business, operating results, financial condition and may affect our ability to carry on as a company.


ITEM 7. FINANCIAL STATEMENTS.








            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                         INDEPENDENT AUDITORS REPORT



To the Board of Directors
  GiveMePower Corporation
  Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of GiveMePower Corporation as of June 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of GiveMePower's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GiveMePower Corporation as of June 30, 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GiveMePower will continue as a going concern. GiveMePower has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans are described in
Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

September 13, 2002

                            GIVEMEPOWER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2002


ASSETS
  Cash                                                            $   24,654
  Accounts receivable, net                                             1,085
  Other                                                                4,008
                                                                  ----------
     Total Current Assets                                             29,747

  Property and equipment, net of $14,455 of
    accumulated depreciation                                          14,852
                                                                  ----------
     Total Assets                                                 $   44,599
                                                                  ==========


LIABILITIES
  Current portion of installment debt                             $    2,628
  Accounts payable                                                   208,976
  Accrued expenses                                                     1,377
  Notes payable                                                       35,414
  Note payable to related party                                       24,540
                                                                  ----------
     Total Current Liabilities                                       272,935

Long-Term Installment Debt                                               965
                                                                  ----------
     Total Liabilities                                               273,900
                                                                  ----------

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 50,000,000
    shares authorized, 15,500,117 shares
    issued and outstanding                                            15,500
  Additional paid in capital                                       2,249,637
  Retained deficit                                                (2,509,644)
  Comprehensive income                                                15,206
                                                                  ----------
     Total Stockholders' Deficit                                  (  229,301)
                                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $   44,599
                                                                  ==========



               See accompanying summary of accounting policies
                      and notes to financial statements.



                                GIVEMEPOWER CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Two Years Ended June 30, 2002 and 2001


                                                               2002           2001
                                                            -----------    -----------

Revenues                                                    $    38,063    $    36,331

Operating expenses
  Cost of sales                                                   2,294            526
  Sales and marketing                                            32,413         69,392
  General and administrative                                    599,484      1,043,151
  Product development                                           236,305         61,270
  Impairment                                                    407,001
  Amortization                                                   92,999
  Depreciation                                                    9,140          5,318
  Gain on sale of website license
    to affiliate                                             (   25,573)
                                                            -----------    -----------
                                                              1,354,063      1,179,657
                                                            -----------    -----------
Loss from Operations                                         (1,316,000)    (1,143,326)

Other income (expense)
  Foreign currency transaction gain (loss)                   (    1,562)           130
  Interest expense                                           (    1,395)    (   10,781)
                                                            -----------    -----------
Net Loss                                                     (1,318,957)    (1,153,977)
                                                            -----------    -----------
Comprehensive loss
  Foreign currency translation adjustments                       15,206             70
                                                            -----------    -----------

Comprehensive loss                                          $(1,303,751)   $(1,153,907)
                                                            ===========    ===========


Net loss per common share                                        $(0.09)        $(0.11)
Weighted average common shares outstanding                   14,325,984     10,600,769







                    See accompanying summary of accounting policies
                           and notes to financial statements.

                                         F-3

                                GIVEMEPOWER CORPORATION
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Two Years Ended June 30, 2002 and 2001



                                                          Comprehensive
                               Common Stock            Retained     Income
                           Shares        Amount        Deficit      (Loss)       Totals
                         -----------   -----------   -----------   ---------   -----------

Balances at
  June 30, 2000            8,606,500   $    17,268   $(   36,710)  $(     19)  $(   19,461)

Shares issued for:
- reverse
   acquisition             1,325,836             0                                       0
- convertible
   debentures              1,562,125       592,157                                 592,157
Less:  costs of
   fundraising                           (  16,326)                             (   16,326)

- services                 1,807,389       679,162                                 679,162

Net loss                                              (1,153,978)               (1,153,978)

Other comprehensive
  income                                                                  70            70
                         -----------   -----------   -----------   ---------   -----------
Balances,
  June 30, 2001           13,301,851     1,272,262    (1,190,687)         51        81,626

Shares canceled            ( 150,000)

Shares issued for:
- software
   license                 1,000,000       500,000                                 500,000
- cash                       528,261       264,130                                 264,130
- services                   820,005       238,803                                 238,803
Less:  costs of
   fundraising                           (  10,058)                             (   10,058)

Net loss                                              (1,318,957)               (1,318,957)

Other comprehensive
  income                                                              15,155        15,155
                         -----------   -----------   -----------   ---------   -----------
Balances,
  June 30, 2002           15,500,117     2,265,137   $(2,509,644)  $  15,206   $(  229,301)
                         ===========                 ===========   =========   ===========
   Less:  par value                      (  15,500)
                                       -----------
   Net paid in capital                 $ 2,249,637
                                       ===========





                      See accompanying summary of accounting policies
                            and notes to financial statements.

                                           F-4

                             GIVEMEPOWER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Two Years Ended June 30, 2002 and 2001



                                                                2002           2001
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(1,318,957)   $(1,153,977)
  Adjustments to reconcile net deficit to cash
    provided by (used in) operating activities:
    Stock issued for services                                   238,803        679,162
    Stock issued for interest                                                   10,468
    Impairment                                                  407,001
    Amortization                                                 92,999
    Depreciation                                                  9,138          5,318
  Net increase in:
    Accounts receivable                                           1,915     (    3,000)
    Other current assets                                            898     (    4,750)
    Accounts payable                                            146,587         56,236
    Accrued expenses                                         (    1,568)         2,945
                                                            -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                        (  423,184)    (  407,598)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (    1,974)    (   27,333)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stock                                                264,130
  Proceeds from installment notes payable                                        8,802
  Payments on installment notes payable                      (    3,058)    (    2,150)
  Proceeds from notes payable                                    35,414        482,989
  Net change in note payable from related party              (    6,073)        30,615
  Less:  cost of fundraising                                 (   10,058)    (   16,327)
                                                            -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                        280,355        503,929
                                                            -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH                                 15,155             70

NET INCREASE IN CASH                                         (  129,648)        69,068

Cash balances
- Beginning                                                     154,302         85,234
                                                            -----------    -----------
- Ending                                                         24,654    $   154,302
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid in cash                                     $        18    $     1,389
  Non-cash transactions:
    Purchase of license rights with stock                   $   500,000
    Conversion of notes payable to stock                                   $   592,157





                    See accompanying summary of accounting policies
                          and notes to financial statements.

                                         F-5

                          GIVEMEPOWER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. GiveMePower Corporation, a Nevada corporation formed in April 2000, sells software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States, through its wholly owned Canadian subsidiary GiveMePower Inc.

Basis of Presentation. The consolidated financial statements include the accounts of GiveMePower and its subsidiary GiveMePower Inc. after the elimination of intercompany transactions. All references to "GiveMePower" include the transactions of GiveMePower and its subsidiary, accounted for on a consolidated basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and cash equivalents. For purposes of the cash flow statement, cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue Recognition. Revenue is derived from sales of PowerCAD software to end users, developer sign-up fees, and royalties per unit purchased for resale from the sale of PowerENGINE to software developers, who create and resell value-added applications. Revenue from software sales to end users is recognized when the software is shipped. Royalty revenue from developers is recognized each time a developer obtains alphanumeric codes that enable copies of the development engine to properly function in the developer's end product. Warranty claims and customer help services are considered insignificant.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at June 30, 2002.

Advertising, which includes promotional software offers, is expensed as incurred.

Other current assets consist of prepaid rent and a value-added tax refund receivable.

Property and equipment consists of computer and office equipment and is stated at cost. It is depreciated on a straight-line basis over the estimated useful lives of 3-5 years.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An impairment loss was recognized in the current year on the unamortized value of the software license purchased in August 2001, because subsequent sales have not been sufficient to produce positive cash flows.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

New Accounting Pronouncement. In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. GiveMePower had no intangible assets acquired prior to July 1, 2001.

Stock options and warrants. GiveMePower has adopted the disclosure requirements of FASB Statement 123. GiveMePower uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123.

Foreign currency translation. GiveMePower's assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation are reported in other comprehensive income. Income statement elements are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than Canadian dollars, the functional currency.

Reclassifications. Certain reclassifications of certain prior year amounts were made to conform with the current year presentation.


NOTE 2 - GOING CONCERN

GiveMePower's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in April 2000, GiveMePower has accumulated losses aggregating $2,509,644, including a loss of 1,318,957 for the year ended June 30, 2002. GiveMePower had a working capital deficit of $243,188 and a stockholders' deficit of $229,301 as at June 30, 2002. Management's plans for GiveMePower's continued existence include cutting overhead costs, selling additional stock or borrowing additional funds to increase marketing efforts to raise its sales volume and leveraging third party agents to significantly broaden current sales channels.

GiveMePower's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that GiveMePower will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or borrow additional funds.

GiveMePower's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - LICENSE AGREEMENTS

In February 2001 GiveMePower was granted a temporary license from Felix Computer Aided Technologies GmbH ("Felix"), the developer and owner of the desktop software FelixCAD and GDE which are being sold as PowerCAD and PowerENGINE by GiveMePower. On August 10, 2001, GiveMePower issued 1,000,000 shares of its stock to Felix in exchange for a 5-year license extension. Under the extended agreement, GiveMePower is obligated to make minimum maintenance fee payments totaling $125,000 during calendar 2001. $50,000 was paid as of June 30, 2001. Quarterly minimum payments of $50,000 each are due from January 2002 through December 2005. Felix has the right to increase these minimum quarterly payments by up to 20% per year beginning January 2004. Minimum maintenance fees may be used to offset the running maintenance fees, which range from 10% (sales up to $1 million per year) to 7% (sales over $6 million per year) of net sales, depending on the total net sales. In the event running maintenance fees exceed minimum maintenance fees, the net amount will be charged to cost of sales. Minimum maintenance fees are charged to cost of sales as a period cost.

Also in February 2001 GiveMePower signed an agreement with Autopack GmbH for the non-exclusive North American rights to distribute CE CAD, a 100% compatible software to PowerCAD and PowerENGINE but designed for use on portable or handheld computers. The initial term of the agreement is for 12 months with automatic renewal terms of 12 months. Autopack has agreed to supply GMP with ongoing upgrades, updates and technical support in exchange for a percentage of net sales ranging from 25% to 50% based on cumulative licenses sold by GiveMePower.

As of June 30, 2002, GiveMePower was behind in the minimum required FelixCad payments. No agreement to modify the original terms has occurred. $167,235 is included in accounts payable as of June 30, 2002.


NOTE 4 - NOTES PAYABLE

Five existing shareholders have advanced $35,000 during June 2002. These amounts are unsecured, bear interest at 12%, and are repayable in three to twelve months. In addition to interest at 12%, 40,000 warrants were issued as additional incentive to three of the lenders. These warrants are exercisable at $.50 per share anytime, and expire in June 2005. The fair value of these warrants is insignificant.


NOTE 5 - NOTE PAYABLE TO RELATED PARTY

This note carries no interest and is unsecured.

NOTE 6 - OPTIONS AND WARRANTS

GiveMePower's Stock Option Plan provides for the grant of non-qualified options to its directors, employees and consultants. In addition, GiveMePower issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine the recipients, amounts, time, price, exercise terms, and restrictions, if any.

GiveMePower uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended June 30, 2002 and 2001, no compensation expense was recognized for the issuance of these options, because no option prices were below market prices at the date of grant.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would not have changed, as shown in the pro forma amounts indicated below:


                                                 2002           2001
                                              -----------    -----------
   Net loss available for
     common shareholders      -As reported    $(1,318,957)   $(1,153,977)
                                -Pro forma     (1,318,957)    (1,153,977)
   Net loss per share         -As reported         $(0.09)        $(0.11)
                                -Pro forma          (0.09)         (0.11)

The weighted average fair value of the stock options granted during 2001 was $0. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility, and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                         Weighted                  Weighted
                                          average                   average
                             Options    Share Price    Warrants   Share Price
                            ---------   -----------   ----------  -----------
Year ended June 30, 2001:
   Granted                    650,000     $  0.30      2,020,000    $  1.24
                            ---------   -----------   ----------  -----------
Outstanding at
   June 30, 2001              650,000        0.30      2,020,000       1.24

Year ended June 30, 2002:
   Granted                     30,000        0.30        740,000       0.50
   Exercised                                           ( 528,261)      0.50
   Expired                                              ( 20,000)      1.00
                            ---------   -----------   ----------  -----------
Outstanding at
   June 30, 2002              680,000     $  0.30      2,211,739    $  1.20

                            =========   ===========   ==========  ===========

     Options outstanding and exercisable as of June 30, 2002:

                                       - - Outstanding - -     Exercisable
                                      Number      Remaining      Number
     Exercise Price                  of Shares       life       of Shares
                                     ---------    ---------    -----------
         $ 0.30                        650,000      9 years            0
           0.30                         30,000     10 years            0
                                     ---------                 -----------
                                       680,000                         0
                                     =========                 ===========

     Warrants outstanding and exercisable as of June 30, 2002:

                                      - - Outstanding - -     Exercisable
                                       Number    Remaining      Number
     Exercise Price                  of Shares      life      of Shares
                                     ---------   ---------    -----------
         $0.50                         211,739     1  year        211,739
          1.00                       1,000,000     1  year      1,000,000
          1.50                       1,000,000     2 years      1,000,000
                                     ---------                  ---------
                                     2,211,739                  2,211,739
                                     =========                  =========

NOTE 7 - MAJOR CUSTOMERS

During the year ended June 30, 2002, major customers were as follows:

                                                            % of
       Customer Name                          Revenue       Total
       -------------------                    -------       -----
       Customer A                             $10,000         16%
       Customer B                               6,000         10%

No customer accounted for greater than 10% of the total revenues in the year ended June 30, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND OFFICERS

Our Bylaws provide that the number of directors who shall constitute the whole board shall be such number as the Board of Directors shall at the time have designated. We confirm that the number of authorized directors has been set at five pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. All directors officially consented to join GMP's Board of Directors effective June 17, 2001. Mr. Grabert was placed on the Board of Directors as part of the licensing agreement with Felix Computer Aided Technologies GmbH. The directors and executive officers of GMP are as follows:

NAME AND ADDRESS                              AGE       POSITIONS HELD                SINCE
-------------------------------------------   ---       ---------------------------   ----------

W.V. (Bill) Walton, Calgary, Alberta           44       Director, President & CEO     April 2000
Richard Cheyne, Vancouver, British Columbia    43       Director                      June 2001
Jeffrey Faye, Nashville, Tennessee             43       Director                      June 2001
Wilfried Grabert, Berlin, Germany              53       Director                      June 2001
Tim Nye, Guelph, Ontario                       38       Director                      June 2001
Todd Noble, Calgary, Alberta                   39       CFO, Treasurer & Secretary    July 2000



BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

W.V. (Bill) Walton - Director, President & CEO. Mr. Walton has over 18 years of company ownership and senior executive management experience in technology companies. Mr. Walton is the President and sole shareholder of Sundance Marketing International Inc. and FCAD Canada Software Inc. Incorporated in 1991, Sundance Marketing became one of Canada's leading civil engineering and infrastructure design software companies with 700+ corporate clients using over 2,000 systems. In April 1999, Sundance, doing business as FCAD North America, became the exclusive North American agent for FelixCAD(r) and the Graphic Developer's Engine(r). From January 1997 to April 1999, Mr. Walton consulted to a prominent manufacturer of surveying and mapping software as Director of Sales and Marketing, who is now one of North America's leading suppliers of software to land surveyors, civil engineers, cartographers, and accident reconstruction experts. Prior to forming Sundance Marketing, Mr. Walton spent nine years with Cansel Survey Equipment Ltd., Canada's largest Survey Equipment and Supply company. For six years, Mr. Walton acted as National Systems Manager for Cansel. His responsibilities included the creation and expansion of a "Systems" division within Cansel. This included product establishment/procurement for the division, growth of the division, and leadership for sales and marketing of the division.

Richard Cheyne - Director. Formerly a seven-year veteran of Microsoft Corporation, Mr. Cheyne was one of the early pioneers of LAN-based email. Working for Consumers Software, Mr. Cheyne was one of the key developers of what became "Microsoft Mail for PC Networks" after Microsoft acquired Consumers in 1991. During his time with Microsoft, Mr. Cheyne served for 5 years as the Quick Fix and Engineering (QFE) manager for Microsoft Mail. In 1996, Mr. Cheyne became QFE manager for "Microsoft Site Server" and "Microsoft Commercial Internet Server", two of Microsoft's software products. Mr. Cheyne was responsible for preparing support staff as well as providing hot fixes and service packs for all of these products. Mr. Cheyne's experience in product development and managing quality control standards for some of Microsoft's most important Internet software products, will provide invaluable direction in GMP's quest to consistently deliver innovative, high-quality solutions to its client base.

Jeffrey Faye - Director. Mr. Faye is a GSOD Global Project Manager at Lucent Technologies. His responsibilities include planning, scheduling, and coordination of voice, data, and multimedia projects for a global client list of leading telecommunications and networked environments. Winner of Lucent's most valuable GSOD associate award in 1999, Mr. Faye is professionally certified in an extensive list of Cisco Systems and Supporting Applications. Mr. Faye is a Project Management Institute (PMI) member who majored in Business Law at City University of New York, with a Masters Certificate in Project Management. Mr. Faye's extensive experience in managing multi-million dollar projects on a global scale, combined with his 15 years of dealing with major corporate and government clients, provides invaluable assistance to GMP as it builds its online Power Projects Center.

Wilfried Grabert - Director. Mr. Grabert is owner and founder of the Grabert Group of Companies in Berlin, Germany, which includes Grabert Software & Engineering GmbH, Autopack GmbH and Felix Computer Aided Technologies GmbH (Felix). The Grabert Group owned and operated one of the world's largest independent distributors of AutoCAD and AutoCAD solutions, manufactured by Autodesk. Mr. Grabert, through his company Felix, has funded the development, refinement, and worldwide distribution of FelixCAD and GDE to date. Mr. Grabert's broad successes in the computer aided design industry, combined with his astute business acumen, will help GMP sustain and support its foray into the computer aided design marketplace.

Tim Nye - Director. Mr. Nye has been listed twice on Ontario's TOP 100 Entrepreneurs and is currently the Founder, CKO and Director for Geosign Corporation, a firm providing local commerce locator services to large portals and telecommunication companies. For 15 years, Mr. Nye was the founder and CEO of CADSOFT, one of North America' s leading developers for the AEC market, and currently ranked number one in Asia and number two worldwide in the residential construction design and design/build markets. CADSOFT is one of Autodesk's oldest third party developers. Mr. Nye was the developer under OEM contract for one of North America's leading consumer software packages with over one million units installed. He was responsible for the development of an integrated photo realistic quality rendering in a sub-$100 software package for home design. Currently Mr. Nye has been focusing on patent and technology development for Geosign Corporation developing technology that improves search results by several magnitudes.

Todd Noble - CFO. Mr. Noble is a Chartered Financial Analyst with over 14 years of experience in finance, treasury and marketing. Mr. Noble's experience includes being Treasurer of The Forzani Group Ltd., a Toronto Stock Exchange listed company with annual revenues exceeding $225 million and Treasury Manager of Agrium Inc., a New York Stock Exchange listed company with annual revenues exceeding $1.8 billion. Mr. Noble's experience in managing financial operations for some of North America's leading companies provides the needed financial leadership for GMP.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.


ITEM 10. EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.
We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

                                   SUMMARY COMPENSATION TABLE

                                                         Long-Term Compensation
                         Annual Compensation        Awards                    Payouts
(a)         (b)     (c)      (d)      (e)           (f)         (g)           (h)      (i)
Name                                  Other         Restricted  Securities
and                 Annual   Annual   Annual        Stock       Underlying    LITP     All other
Principal   Fiscal  Salary   Bonus    Compensation  Awards      Options/SARs  Payouts  Compensation
Position    Year    ($)      ($)      ($)           ($)         (#)           ($)      ($)
----------  ------  -------  -------  ------------  ----------  ------------  -------  ------------

W.V.(Bill)  2002    $40,000  $1,200   $0            $0          250,000       $0       $0
Walton,     2001    $40,000  $    0   $0            $0          250,000       $0       $0
CEO         2000    $40,000  $    0   $0            $0                0       $0       $0
Todd        2002    $32,000  $  600   $0            $0          200,000       $0       $0
Noble,      2001    $32,000  $    0   $0            $0          200,000       $0       $0
CFO         2000    $     0  $    0   $0            $0                0       $0       $0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2002, the number and percentage of outstanding shares of company Common Stock owned by (i) each person known to GMP to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK

Name of Beneficial Owners            Number of Common Stock Beneficially Owned     Percentage of Ownership(1)
----------------------------------   -------------------------------------------   --------------------------

Wilfried Grabert                     1,040,000                                      6.6%
Heritage Ventures Ltd.                 800,000                                      5.1%

DIRECTORS OF THE CORPORATION

Name of Beneficial Owners            Number of Common Stock Beneficially Owned     Percentage of Ownership(1)
----------------------------------   -------------------------------------------   --------------------------

W.V. (Bill) Walton                   5,044,225                                     32.1%
Wilfried Grabert                     1,040,000                                      6.6%
Richard Cheyne                          50,000                                      0.3%
Jeffrey Faye                            50,000                                      0.3%
Tim Nye                                 50,000                                      0.3%

OFFICERS OF THE CORPORATION

Name of Beneficial Owners            Number of Common Stock Beneficially Owned     Percentage of Ownership(1)
----------------------------------   -------------------------------------------   --------------------------

W.V. (Bill) Walton                   5,044,225                                     32.1%
Todd Noble                              50,000                                      0.3%

DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP

Name of Beneficial Owners            Number of Common Stock Beneficially Owned     Percentage of Ownership(1)
----------------------------------   -------------------------------------------   --------------------------

Directors and Officers               6,284,225                                     39.9%

(1) Based upon 15,730,547 issued and outstanding as of September 13, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FELIX COMPUTER AIDED TECHNOLOGIES GMBH (Felix)

Felix is a German manufacturer of computer aided design (CAD) software that is sold worldwide under the brand names FelixCAD(r) and Graphic Developers Engine(r) (GDE(r)). The President of Felix, Wilfried Grabert, is one of GMP's Directors. On February 16, 2001 GMP entered into a license agreement with Felix to secure the exclusive North American rights to co-develop, re-brand, and distribute FelixCAD(r) and GDE(r). GMP has agreed to compensate Mr. Grabert a total of 1,000,000 common shares and provide Mr. Grabert a seat on the board of directors for the long-term, exclusive North American license rights to FelixCAD(r) and GDE(r). GMP has also agreed to pay a certain percentage of its net sales to Felix in return for ongoing upgrades, updates and technical support.

AUTOPACK GMBH (AutoPack)

Autopack is a German manufacturer of computer aided design software products for use on handheld computers running on the Windows CE operating system and is sold worldwide under the brand name CE CAD. The President of Autopack, Wilfried Grabert, is one of GMP's Directors. On February 28, 2001 GMP entered into a license agreement with Autopack to secure the non-exclusive North American rights to distribute CE CAD under the brand name PowerCAD CE. GMP has agreed to pay a certain percentage of its net sales to Autopack in return for ongoing upgrades, updates and technical support.

SUNDANCE MARKETING INTERNATIONAL INC. (Sundance)

Bill Walton, President, CEO and Director of GMP, is also the President and sole shareholder of Sundance. On February 16, 2001 GMP entered into an agreement with Sundance whereby Sundance agreed to assign its existing customer base to GMP and further agreed to terminate its license rights for the North American distribution of FelixCAD(r) and GDE(r) as manufactured by Felix Computer Aided Technologies GmbH (Felix) immediately upon GMP securing its own agreement with Felix. In addition, Sundance agreed to assign to GMP all of its right, title and interest in and to the domain name "givemepower.com". GMP has agreed to compensate Sundance a total of Canadian $60,000 for this transaction.

DAVID M. GOLDENBERG PROFESSIONAL CORPORATION AS AGENT FOR THE GIVEMEPOWER GROUP ESCROW

Effective December 20, 2000, GiveMePower Inc. was acquired by 886510 Alberta Ltd., a Canadian private company. Prior to this transaction, 886510 Alberta Ltd. was acquired by GMP on December 18, 2000. In connection with this reorganization, GiveMePower Inc.'s shareholders exchanged all 100 voting, common shares for non-voting, preferred shares in 886510 Alberta Ltd. at a ratio of one GiveMePower Inc. share for 118,565 shares of 886510 Alberta Ltd., resulting in 11,856,500 outstanding preferred shares which are exchangeable on a one-for-one basis at any time for common shares in GMP. GMP acquired all 100 voting, common shares of 886510 Alberta Ltd. in exchange for 11,856,500 common shares that are to be held in escrow until the preferred shareholders of 886510 Alberta Ltd. elect to exchange their preferred shares for GMP's common shares. Effective March 20, 2001 the Board of Directors of 886510 Alberta Ltd. elected to reduce the number of preferred shares from 11,856,500 to 8,606,500. The GiveMePower Group is comprised entirely of Canadian residents and includes Bill Walton - Officer and Director (5,044,225 shares), Todd Noble - Officer (50,000 shares), Rick Cheyne - Director (50,000 shares), Tim Nye - Director (50,000 shares) with the balance of 3,412,275 shares held by non-affiliates. Subsequent to the date of this report, the 8,606,500 share certificate has been forwarded to the transfer agent to be re-issued into 32 separate stock certificates to reflect the original ownership structure. Consequently, the 8,606,500 share certificate will no longer be described as a single entity in future reports.

The reason that GMP had structured the organization in this manner is so that the original GiveMePower Inc. shareholders will be able to elect, at their sole option, in which tax year they will incur a tax obligation. Under Canadian tax rules, the reverse merger transaction between GiveMePower Inc. and TelNet World Communications, Inc. (TWCI) constitutes a taxable event immediately upon GiveMePower Inc. shareholders, who are Canadian residents, receiving TWCI/GMP common shares. Under the current organizational structure, the original GiveMePower Inc. shareholders, who now hold preferred shares in 886510 Alberta Ltd., will be able to elect, at their sole option, when they can exchange their 886510 Alberta Ltd. preferred shares for common shares in TWCI/GMP.

OTHERS

Robert Grabert (Robert) - Robert is the son of Wilfried Grabert, one of GMP's Directors. Robert is one of the principal developers of CE CAD, the full-featured, computer aided design (CAD) software application designed for use on portable, hand-held, wireless devices. GMP entered into a consulting agreement with Robert on February 28, 2001 for services related to the technical development of CE CAD, including development of program code, updates, upgrades, documentation and technical support materials for an initial term of twelve months. GMP has agreed to compensate Robert a total of 300,000 common shares for his services.

Heritage Ventures Ltd. (Heritage) - Heritage is a venture capital company specializing in assisting software and technology companies. GMP has entered into a consulting agreement with Heritage whereby Heritage has agreed to provide start-up assistance in organization and incorporation, staff and management recruiting, assistance to obtain a public listing in Canada or the U.S., facilitating the acquisition of a public vehicle including documentation, and consultation with accountants, tax specialists and legal counsel. The agreement was executed on December 28, 2000 for an indefinite term and covers services completed prior to this date plus ongoing future services. GMP has agreed to compensate Heritage a total of 800,000 common shares for their services.

701293 Alberta Ltd. - Todd Noble, CFO, Treasurer and Secretary of GMP, is also a director, officer and 50% shareholder in 701293 Alberta Ltd. which is a Canadian, private corporation.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (3)     Articles of Incorporation and By-Laws.(1)

     (10)    Material Contracts.

             (i)    Stock Option and Incentive Plan.(1)

             (ii)   Felix Computer Aided Technologies GmbH Agreements.(2)

             (iii)  Autopack GmbH Agreement.(2)

             (iv)   Sundance Marketing International Inc. Agreement.(2)

     (11)    Statement of Computation of Per Share Earnings.(3)

             This Computation appears in the Financial Statements.

     (21)    Subsidiaries of the Registrant.

             (i) GiveMePower Inc., an Alberta private company incorporated on April 18, 2000, is wholly owned by the registrant.

             (ii) 886510 Alberta Ltd., an Alberta private company incorporated on June 26, 2000, is wholly owned by the registrant.


(b)  Reports on Form 8-K.

None.


(1)  Previously filed in our SB-2 Registration Statement dated August 10,
     2001.

(2)  Previously filed in our SB-2/A Registration Statement dated November 5,
     2001.

(3)  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GiveMePower Corporation
(Registrant)


By:  /s/ William V. Walton              Dated: October 10, 2002
   -------------------------
   William V. Walton
   Director, Chief Executive Officer and President
   (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By:  /s/ Todd D. Noble                  Dated: October 10, 2002
   -------------------------
   Todd D. Noble
   Chief Financial Officer, Treasurer And Secretary
   (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Wilfried Grabert               By:   /s/ Tim Nye
   -------------------------                -------------------------
   Wilfried Grabert, Director               Tim Nye, Director
   October 10, 2002                         October 10, 2002



By:   /s/ Richard Cheyne                By:   /s/ Jeffrey Faye
   -------------------------               -------------------------
   Richard Cheyne, Director                Jeffrey Faye, Director
   October 10, 2002                        October 10, 2002