Form 10QSB
period 2002-09-30
GIVEMEPOWER CORP
filed 2002-11-19
CIK 1064722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
_______________________________________________________________________________

                                   FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: September 30, 2002

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____
_______________________________________________________________________________

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

As of November 12, 2002 there were 16,138,547 shares of common stock issued and outstanding.


_______________________________________________________________________________

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB

                 For the First Quarter Ended September 30, 2002

_______________________________________________________________________________


                                      INDEX

Part I. Financial Information

        Item 1.  Financial Statements                                      4

           a.   Consolidated Balance Sheetas of September 30, 2002         4

           b.   Consolidated Statements of Operations
                for the Three Months Ended September 30, 2002 and 2001     5

           c.   Consolidated Statements of Cash Flows
                for the Three Months Ended September 30, 2002 and 2001     6

           d.   Notes to Consolidated Financial Statements                 7

       Item 2.  Management's Discussion and Analysis                       8



Part II. Other Information

       Item 1.  Legal Proceedings                                         10

       Item 2.  Changes in Securities and Use of Proceeds                 10

       Item 3.  Defaults upon Senior Securities                           11

       Item 4.  Submission of Matters to a Vote of Securities Holders     11

       Item 5.  Other Information                                         11

       Item 6.  Exhibits and Reports on Form 8-K                          11


Signatures                                                              11

                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

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

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                               September 30, 2002


         ASSETS

Cash                                                        $    4,800
Accounts receivable                                              8,957
Other current assets                                             2,368
                                                            ----------
           Total Current Assets                                 16,125

Property and equipment, net of $15,939
  accumulated depreciation                                      12,251
                                                            ----------
Total Assets                                                $   28,376
                                                            ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            $  249,037
Accrued expenses                                                 3,904
Current portion of installment debt                              1,742
Note payable to related party                                   23,605
Notes payable                                                   76,750
                                                            ----------
Total Current Liabilities                                      355,038

Long-Term Installment Debt                                         772
                                                            ----------
Total Liabilities                                              355,810
                                                            ----------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 15,715,076 shares
  issued and outstanding                                        15,715
Additional paid in capital                                   2,296,414
Comprehensive income                                            15,647
Retained deficit                                            (2,655,210)
                                                            ----------
         Total Stockholders' Equity                           (327,434)
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   28,376
                                                            ==========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2002 and 2001


                                                    2002              2001
                                                 ---------         ---------

Revenues                                         $  22,411         $   4,421

Operating expenses
  Sales and Marketing                                1,723             2,173
  General and Administrative                        92,805           246,520
  R&D - Product Development                         71,930            51,147
                                                 ---------         ---------
                                                   166,458           299,840
                                                 ---------         ---------
Net Operating loss                                (144,047)         (295,419)

Other Income (Expense)
  Foreign Currency Transaction Gain (Loss)                          (     10)
  Interest Expense                                (  1,518)         (    461)
  Other Income from Affiliate                                         25,573
                                                 ---------         ---------
NET LOSS                                          (145,565)         (270,317)
                                                 ---------         ---------
Comprehensive Income (Loss)
  Foreign Currency Translation Adjustments             441          (  7,961)
                                                 ---------         ---------
Comprehensive Loss                               $(145,124)        $(278,278)
                                                 =========         =========


Net Loss Per Common Share                        $(   0.01)        $(   0.02)
Weighted Average Common Shares Outstanding      15,607,597        13,915,570

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2002 and 2001


                                                       2002            2001
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(145,565)      $(270,317)
Adjustments to reconcile net deficit to cash
  provided by (used in) operating activities:
    Stock issued for services                          31,992          37,500
    Depreciation and amortization                       1,484          18,598
    (Gain) on sale of website content                                ( 25,573)
Net (increase) decrease in:
  Accounts receivable                                  (7,872)          1,000
  Other current assets                                  1,640           1,297
Net increase (decrease) in:
  Accounts payable and accrued expenses                42,588         113,354
                                                    ---------      ----------
NET CASH USED IN OPERATING ACTIVITIES                ( 75,733)       (124,141)
                                                    ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                  (  1,428)
Proceeds from website content license                                  25,573
                                                                   ----------
NET CASH FROM INVESTING ACTIVITIES                                     24,145
                                                                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of notes payable                    76,750
Payments on notes payable                            ( 20,414)
Payments on installment notes payable                (  1,079)       (  1,552)
Proceeds from installment notes payable                                 1,971
Proceeds from sale of common stock                                     51,334
Net change in note payable from related party                        (  1,188)
                                                    ---------      ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES               55,257          50,565
                                                    ---------      ----------

EFFECT OF EXCHANGE RATES ON CASH                          622           3,915
                                                    ---------      ----------

NET INCREASE (DECREASE) IN CASH                      ( 19,854)       ( 45,516)

Cash balances
   -   Beginning                                       24,654         154,302
                                                    ---------       ---------
   -   Ending                                       $   4,800       $ 108,786
                                                    =========       =========

                             GIVEMEPOWER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GiveMePower Corporation, a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the GiveMePower's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2002, as reported on Form 10-KSB, have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2002 and 2001

The current quarter's net loss was smaller by $124,752 or 46% versus last year's comparable quarter due to lower operating expenses which are discussed in detail below.

Revenue
-------

Revenue during the current quarter increased by $17,990 or 407% over the comparable period last year. Revenues have increased largely because of our customers' positive response to the updated versions of PowerCAD Pro and PowerCAD CE, combined with an accelerated number of trial downloads. The June 2002 release of our updated versions of PowerCAD Pro and PowerCAD CE were designed to address a number of reported system deficiencies and to better suit the needs of our customers which we believe negatively affected the purchasing decision of buyers in prior reporting periods.

With our acceptance as a Microsoft Mobile Solutions Partner in May 2002, our partnerships with At Work Computers and Advantech Automation Corporation in July 2002 and with the beta launch of PowerCAD Architect, we believe these planned initiatives will continue to elevate our market presence and translate into significant revenues for future reporting periods.

Operating Expenses
------------------

Sales and Marketing

Sales and marketing expenses for the current quarter decreased by $450 or 21% when compared to the same quarter last year. Sales and marketing expenses are expected to increase substantially in future reporting periods once we secure sufficient funding to accelerate planned sales and marketing initiatives.

General and Administrative

The current quarter's general and administrative expenses were lower by $153,715 or 62% over last year's comparable quarter largely due to $146,054 in lower consulting fees and $16,550 in lower amortization expense offset by increases in professional fees, investor relations, website hosting and other general business expenditures.

R&D - Product Development

Product development expenses increased by $20,783 or 41% during the current quarter compared to the same period last year. Product development expenses result from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH in return for ongoing product development that commenced in February 2001. Product development expenses are also attributed to our development of a vertical market software application for the building, design and construction industry.

Interest Expense
----------------

Interest expense increased by $1,057 or 229% during the current quarter over the comparable period last year due to the addition of some capital leases.

Other Income from Affiliate
---------------------------

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix agreed to compensate us with a one-time payment of $25,573 during the first quarter ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------

As at September 30, 2002, we had cash and cash equivalents of $4,800. During the current quarter ended, operating activities used less cash of $48,408 or 39% as compared to last year. Cash used by operating activities during the current quarter resulted primarily from our net loss offset by depreciation, amortization, stock issuances and other non-cash charges. Cash used by investing activities was non-existent during the current quarter as there were no capital expenditures. We have no commitments for future purchases of capital assets. Financing activities for the current quarter provided higher cash by $4,692 or 9% as compared to last year's same quarter. During the current quarter, cash has been provided solely from the proceeds of notes payable.

During the quarter ended September 30, 2002, a total of 2,438,738 warrants were outstanding with potential net proceeds of $2,719,370. Exercise prices on such warrants range from $0.50 to $1.50 per warrant.

On March 28, 2002 we received approval from the National Association of Securities Dealers to begin trading on the OTC Bulletin Board market. We believe that trading on the Bulletin Board will result in increased liquidity and visibility, opening the door to accelerated financial growth and investment capital.

Consequently, we are currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $150,000 to fund the Company's immediate liquidity needs. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. To further supplement these activities, we have engaged two investment banking firms to assist us in securing funding, with an objective of raising up to $4 million. We are confident that these efforts will produce financing to further the growth of the Company. Nevertheless, there can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

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

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 10, 2002, we issued 25,000 shares of our Common Stock to repay a note payable of $5,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On July 15, 2002 through to September 15, 2002, the Company issued to the Law Office of Andrea Cataneo 4,167 shares of our Common Stock in each respective month for services rendered in connection with legal consulting services. On October 15, 2002, 4,166 shares of our Common Stock were issued to the same consultant for services performed in October. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 15, 2002, we issued 15,000 shares of our Common Stock to Cad Easy Corp. to acquire certain software license rights. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 15, 2002, we issued to Evolvs Media Inc. 941 shares of our Common Stock for services rendered in connection with website development services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 18, 2002, we issued to Sarah Clark 252 shares of our Common Stock for services rendered in connection with accounting and financial statement preparation services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

On October 9, 2002, we issued 10,000 shares of our Common Stock to E. Enstine in relation to the beta release of certain software license rights acquired by the Company. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On October 10, 2002 and October 21, 2002, we issued 250,000 and 294,118 shares of our Common Stock respectively to two consultants for assistance with investor relations and raising our corporate profile. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       No exhibits were filed as part of this Form 10-QSB.

(b)    Reports on Form 8-K

       No reports were filed on Form 8-K during the quarter ended September 30, 2002.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GiveMePower Corporation
                                (Registrant)

Dated: November 12, 2002        By: /s/ William V. Walton
                                William V. Walton
                                Director, Chief Executive Officer and President


                                By: /s/ Todd D. Noble
                                Todd D. Noble
                                Chief Financial Officer, Treasurer And Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)