Form 10QSB
period 2002-12-31
GIVEMEPOWER CORP
filed 2003-02-14
CIK 1064722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
______________________________________________________________________________

                                   FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 31, 2002

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

As of February 10, 2003 there were 19,617,016 shares of common stock issued and outstanding.


______________________________________________________________________________

                            GIVEMEPOWER CORPORATION
                                  FORM 10-QSB

                For the Second Quarter Ended December 31, 2002

______________________________________________________________________________


                                     INDEX

Part I. Financial Information

     Item 1.   Financial Statements                                         4

          a.   Consolidated Balance Sheet
               as of December 31, 2002                                      4

          b.   Consolidated Statements of Operations
               for the Three and Six Months Ended
               December 31, 2002 and 2001                                   5

          c.   Consolidated Statements of Cash Flows
               for the Six Months Ended December 31, 2002 and 2001          6

          d.   Notes to Consolidated Financial Statements                   7

     Item 2.  Management's Discussion and Analysis


Part II. Other Information

     Item 1.  Legal Proceedings                                             10

     Item 2.  Changes in Securities and Use of Proceeds                     10

     Item 3.  Defaults upon Senior Securities                               11

     Item 4.  Submission of Matters to a Vote of Securities Holders         11

     Item 5.  Other Information                                             11

     Item 6.  Exhibits and Reports on Form 8-K                              11


Signatures                                                                  11

______________________________________________________________________________

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

                            GIVEMEPOWER CORPORATION
                                 BALANCE SHEET
                               December 31, 2002


ASSETS

  Cash                                                           $     2,008
  Accounts receivable                                                 14,061
  Other current assets                                                 2,894
                                                                 -----------
          Total Current Assets                                        18,963


  Property and equipment, net of $18,071
    accumulated depreciation                                          11,145
                                                                 -----------
          Total Assets                                           $    30,108
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

  Accounts payable                                               $   246,771
  Accrued expenses                                                     3,959
  Current portion of installment debt                                    911
  Note payable to related party                                       23,634
  Notes payable                                                       81,191
                                                                 -----------
          Total Current Liabilities                                  356,466

  Long-term installment debt                                             610
                                                                 -----------
          Total Liabilities                                          357,076
                                                                 -----------

STOCKHOLDERS' DEFICIT

  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,617,016 shares issued and outstanding              19,617
  Additional paid in capital                                       2,817,336
  Comprehensive income                                                19,197
  Retained deficit                                                (3,183,118)
                                                                 -----------

          Total Stockholders' Deficit                             (  326,968)
                                                                 -----------
          Total Liabilities and Stockholders' Deficit            $    30,108
                                                                 ===========


                                GIVEMEPOWER CORPORATION
                                STATEMENTS OF OPERATIONS
                          For the Three Months and Six Months
                           Ended December 31, 2002 and 2001



                                         Three                      Six
                                     Months Ended              Months Ended
                                     December 31,              December 31,
                                   2002         2001         2002         2001
                                 ---------    ---------    ---------    ---------
Revenues                         $  23,209    $  16,185    $  45,620    $  20,606

Operating expenses
   Sales and marketing               1,250       10,342        2,973       12,515
   General and administrative      490,810      228,347      583,615      474,865
   R&D - product development        56,644       38,990      128,574       90,137
                                 ---------    ---------    ---------    ---------
                                   548,704      277,679      715,162      577,517
                                 ---------    ---------    ---------    ---------
          Net operating loss      (525,495)    (261,494)    (669,542)    (556,911)

Other Income (Expense)
   Foreign currency transaction
     gain                                         1,477                     1,466
   Interest expense               (  2,413)    (    123)    (  3,931)    (    584)
   Other income from affiliate                                             25,573
                                 ---------    ---------    ---------    ---------
          Net loss                (527,908)    (260,140)    (673,473)    (530,456)
                                 ---------    ---------    ---------    ---------
Comprehensive Income (Loss)
   Foreign currency translation
     adjustments                     3,550     ( 10,028)       3,991     (  6,113)
                                 ---------    ---------    ---------    ---------
   Comprehensive loss            $(524,358)   $(270,168)   $(669,482)   $(536,569)
                                 =========    =========    =========    =========

Basic and diluted net loss
  per common share                 $(0.03)      $(0.02)      $(0.04)      $(0.04)
Weighted average common shares
  outstanding                   17,940,876   14,740,538   16,783,014   14,343,423


                            GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended December 31, 2002 and 2001


                                                     2002            2001
                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (673,473)     $ (530,456)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Stock issued for services                        432,642          75,000
    Warrant expense                                   12,174
    Depreciation and amortization                      3,616          48,937
    Gain on sale of website content                                 ( 25,573)
  Net changes in:
    Accounts receivable                             ( 12,976)             10
    Other current assets                               1,114             189
    Accounts payable and accrued expenses            140,376         221,193
                                                  ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES               ( 96,527)       (210,700)
                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                               (  1,422)
  Proceeds from website content license                               25,573
                                                                  ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             24,151
                                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                         81,191           1,971
  Payments on notes payable                         ( 20,414)
  Payments on installment notes payable             (  2,074)       (  2,930)
  Proceeds from sale of common stock                  12,000         100,000
  Net change in note payable from related party                     (  4,579)
                                                  ----------      ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       70,703          94,462
                                                  ----------      ----------

EFFECT OF EXCHANGE RATES ON CASH                       3,178        (  6,113)
                                                  ----------      ----------
NET CHANGE IN CASH                                  ( 22,646)       ( 98,200)

Cash balances
  - Beginning                                         24,654         154,302
                                                  ----------      ----------
  - Ending                                        $    2,008      $   56,102
                                                  ==========      ==========

                            GIVEMEPOWER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GiveMePower Corporation ("GiveMePower"), a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GiveMePower's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2002, as reported on Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

In the six months ended December 31, 2002, GiveMePower issued 2,914,840 shares of GiveMePower common stock for services totaling $432,642.

In the six months ended December 31, 2002, GiveMePower issued 1,055,000 shares of GiveMePower common stock for payment of debt totaling $115,000.

In the six months ended December 31, 2002, GiveMePower sold 147,059 shares of GiveMePower common stock for $12,000.

In the six months ended December 31, 2002, GiveMePower issued 351,999 one year warrants to purchase common stock of GiveMePower. 276,999 have an exercise price of $0.50 per share and 75,000 have an exercise price of $1.00. $12,174 of expense has been recorded in connection with the issuance of these warrants.


NOTE 3 - SUBSEQUENT EVENT

In January 2003, GiveMePower issued 147,058 shares of GiveMePower common stock for services totaling $17,641.

In January 2003, GiveMePower sold 125,000 shares of GiveMePower common stock for $10,000.

In January 2003, GiveMePower issued 125,000 two-year warrants to purchase common stock of GiveMePower. They have an exercise price of $0.50 per share. $2,800 of expense will be recorded in the third quarter in connection with the issuance of these warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended Dec. 31, 2002 and 2001

The current quarter's net loss was larger by $267,768 or 103% versus last year's comparable quarter due largely to higher operating expenses. During the current six-month period, we incurred a larger net loss of $143,017 or 27% versus last year's comparable period due to higher operating expenses and due to a one-time license payment to us during last year's six-month period. The specific details of these changes are discussed below.

Revenue
-------

Revenue during the current quarter increased by $7,024 or 43% over the comparable period last year and increased by $25,014 or 121% during the current six-month period as compared to last year's six-month period. Revenues have increased largely because of our customers' continued positive response to our updated versions of PowerCAD Pro and PowerCAD CE, combined with a growing number of trial downloads. The June 2002 release of our updated versions of PowerCAD Pro and PowerCAD CE were designed to address a number of reported system deficiencies and to better suit the needs of our customers which we believe negatively affected their purchasing decision in prior reporting periods.

We continue to create brand awareness and to propagate extensive use of PowerCAD products through our PowerCAD LT+ promotion. The free PowerCAD LT+ promotion was put forth with the intent that a certain percentage of these users would become paying customers for our other products. Due to the strength of PowerCAD LT+, users have been reluctant to upgrade to our other products. Consequently with the release of our next version of PowerCAD LT+ anticipated in February 2003, we will terminate this promotion. Due to our significant PowerCAD LT+ user base, we expect a number of users will upgrade to the new version leading to enhanced revenues.

We are focused on increasing revenues. Consequently in December 2002, we launched our reseller program designed to expand our sales channels. In addition, we are evaluating specific partnerships with hardware and software manufacturers to access additional sales channels. We believe these initiatives will continue to elevate our market presence and translate into significant revenues for future reporting periods.

Operating Expenses
------------------

Sales and Marketing

Sales and marketing expenses for the current quarter decreased by $9,092 or 88% when compared to the same quarter last year and decreased by $9,542 or 76% during the current six-month period versus last year's comparable period.
Sales and marketing expenses are expected to increase substantially in future reporting periods once we secure sufficient funding to accelerate planned sales and marketing initiatives. Until such funding is secured, we will continue to focus on securing additional resellers and channel partnerships.

General and Administrative

The current quarter's general and administrative expenses were higher by $262,463 or 115% over last year's comparable quarter largely due to $265,926 in higher consulting fees offset by decreases in professional fees, website development and other general business expenditures.

The current six-month's general and administrative expenses were higher by $108,750 or 23% compared to last year's same period largely due to $101,562 in higher consulting fees plus increases in investor relations, website hosting and other general business expenditures.

R&D - Product Development

Product development expenses increased by $17,654 or 45% during the current quarter compared to the same period last year and increased by $38,437 or 43% during the current six-month period versus last year's same period. Product development expenses result from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH in return for ongoing product development that commenced in February 2001. Product development expenses are also attributed to our development of a vertical market software application for the building, design and construction industry.

Interest Expense
----------------

Interest expense increased by $2,290 or 1,862% during the current quarter over the comparable period last year and increased by $3,347 or 573% during the current six-month period versus last year's comparable period. This increase over the previous year's comparable periods is due to the issuance of unsecured notes to lenders that accrue interest at 12% per annum.

Other Income from Affiliate
---------------------------

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix agreed to compensate us with a one-time payment of $25,573 during the six-month period ended December 31, 2001.

Liquidity and Capital Resources
-------------------------------

As at December 31, 2002, we had cash and cash equivalents of $2,008. During the current six-month period, operating activities used less cash of $114,173 or 54% as compared to last year's same period. Cash used by operating activities during the current six-month period resulted primarily from our net loss offset by depreciation, amortization, stock issuances, warrant issuances and other non-cash charges. Cash used by investing activities was non-existent during the current six-month period. We have no commitments for future purchases of capital assets. Financing activities for the current six-month period provided less cash by $23,759 or 25% as compared to last year's same period. During the current six-month period, cash has been provided from the issuance of unsecured notes and the sale of common stock.

We are currently seeking convertible debt and/or additional equity financing to properly capitalize the Company. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations. We are confident these efforts will produce the requisite financing to further our growth. Nevertheless, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all.

In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a company.

_______________________________________________________________________________

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On October 1, 2002, we issued 700,000 shares of our Common Stock to repay an outstanding payable of $70,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On October 3, 2002, we issued 10,000 shares of our Common Stock to a consultant in relation to the beta release of PowerCAD Architecture. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On October 10, 2002, October 21, 2002, November 21, 2002, November 25, 2002, December 21, 2002 and January 21, 2003, we issued a total of 1,833,235 shares of our Common Stock to four consultants for assistance with investor relations and to raise our corporate profile. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On October 15, 2002 through to January 15, 2003, the Company issued to the Law Office of Andrea Cataneo 4,166 shares of our Common Stock in each respective month for services rendered in connection with legal consulting services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On November 15, 2002, we issued to Evolvs Media Inc. 2,676 shares of our Common Stock for services rendered in connection with website development services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On November 19, 2002, we issued 90,000 shares of our Common Stock to a consultant in relation to the production release of PowerCAD Architecture.
This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On November 29, 2003, we issued 147,059 shares of our Common Stock to repay a note payable of $12,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On January 10, 2003, we issued 125,000 shares of our Common Stock to a repay a note payable of $10,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No exhibits were filed as part of this Form 10-QSB.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 2002.

_______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GIVEMEPOWER CORPORATION
                            (Registrant)

Dated: February 12, 2003    By: /s/ William V. Walton
                            William V. Walton
                            Director, Chief Executive Officer and President


                            By: /s/ Todd D. Noble
                            Todd D. Noble
                            Chief Financial Officer, Treasurer And Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)