Form 10QSB
period 2003-03-31
GIVEMEPOWER CORP
filed 2003-05-20
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        --------------------------------

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

As of April 29, 2003 there were 20,823,240 shares of common stock issued and outstanding.

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB

                   FOR THE THIRD QUARTER ENDED MARCH 31, 2003


                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

          a.   Consolidated Balance Sheet as of March 31, 2003

          b. Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2003 and 2002

          c. Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2003 and 2002

          d.   Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis

         Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

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

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

ASSETS
    Cash                                                      $       889
    Accounts receivable                                            13,099
    Other current assets                                            2,536
                                                              -----------
       Total Current Assets                                        16,524
    Property and equipment, net of $21,624
       accumulated depreciation                                     9,679
                                                              -----------
       Total Assets                                           $    26,203
                                                              ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
    Accounts payable                                          $   247,035
    Accrued expenses                                                6,363
    Current portion of installment debt                               688
    Note payable to related party                                  23,963
    Notes payable                                                  81,236
                                                              -----------
       Total Current Liabilities                                  359,285
    Long-term installment debt                                        467
                                                              -----------
       Total Liabilities                                          359,752
                                                              -----------
STOCKHOLDERS' DEFICIT
    Common stock, $.001 par value, 50,000,000 shares
       authorized, 20,823,240 shares issued and outstanding        20,823
    Additional paid in capital                                  2,996,761
    Retained deficit                                           (3,378,241)
    Accumulated other comprehensive loss:
       Loss on foreign currency translation                        27,108
                                                              -----------
       Total Stockholders' Deficit                               (333,549)
                                                              -----------
       Total Liabilities and Stockholders' Deficit            $    26,203
                                                              ===========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three                          Nine
                                                   Months Ended                   Months Ended
                                                     March 31,                      March 31,
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
Revenues                                   $     32,259    $      5,957    $     77,879    $     26,563
Operating expenses
    Sales and marketing                                       37 10,619           3,010          23,134
    General and administrative                  148,298          35,774         731,913         510,649
    R&D - product development                    67,329          66,805         195,903         156,943
                                           ------------    ------------    ------------    ------------
                                                215,664         113,198         930,826         690,726
                                           ------------    ------------    ------------    ------------
       Net operating loss                      (183,405)       (107,241)       (852,947)       (664,163)
Other Income (Expense)
    Foreign currency transaction
       gain                                        (335)          1,142
    Interest expense                            (11,718)           (536)        (15,649)         (1,120)
    Other income from affiliate                  25,573
                                           ------------    ------------    ------------    ------------
       Net loss                                (195,123)       (108,112)       (868,596)       (638,568)
                                           ------------    ------------    ------------    ------------
Comprehensive Income (Loss)
    Foreign currency translation
       adjustments                                7,911          67,296                    11,902 49,307
                                           ------------    ------------    ------------    ------------
    Total comprehensive loss               $   (187,212)   $    (40,816)   $   (856,694)   $   (589,261)
                                           ============    ============    ============    ============
Basic and diluted net loss
    per common share                       $       (.01)   $       (.01)   $       (.05)   $       (.04)
Weighted average common shares
    outstanding                              20,823,240      14,775,709      18,551,777      14,419,722

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                         2003          2002
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $(868,596)    $(638,568)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                        392,158       133,504
       Option expense                                   107,975
       Depreciation and amortization                      6,380        73,172
       Interest expense from beneficial conversion
          feature on convertible notes payable            9,314
       Gain on sale of website content                  (25,573)
    Net changes in:
       Accounts receivable                              (12,014)        2,878
       Other current assets                               1,472         1,147
       Accounts payable and accrued expenses            243,044        68,407
                                                      ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                  (120,267)     (385,033)
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                                (2,025)
    Proceeds from website content license                              25,573
                                                                    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              23,548
                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                          60,822         1,971
    Payments on installment notes payable                (3,015)       (4,224)
    Proceeds from sale of common stock                   28,000       192,028
    Net change in note payable from related party        (5,316)
                                                      ---------     ---------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          85,807       184,459
                                                      ---------     ---------
EFFECT OF EXCHANGE RATES ON CASH                         10,695        49,308
                                                      ---------     ---------
NET CHANGE IN CASH                                      (23,765)     (127,718)
Cash balances
  - Beginning                                            24,654       154,302
                                                      ---------     ---------
  - Ending                                            $     889     $  26,584
                                                      =========     =========
Non-Cash Disclosures:
    Stock issued for debt                             $ 215,000

                             GIVEMEPOWER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - COMMON STOCK

In the nine months ended March 31, 2003, GiveMePower issued 3,376,064 shares of common stock for services totaling $480,797.

In the nine months ended March 31, 2003, GiveMePower issued 1,555,000 shares of common stock with a fair market value of $203,600 for payment of debt totaling $215,000.

In the nine months ended March 31, 2003, GiveMePower sold 392,059 shares of common stock for $28,000.

NOTE 3 - WARRANTS TO PURCHASE COMMON STOCK

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for GiveMePower's fiscal year 2003. GiveMePower has adopted interim disclosure requirements in its Consolidated Condensed Financial Statements in the third quarter of fiscal 2003.

In the nine months ended March 31, 2003, warrants were issued to only non-employees, therefore, proforma net loss and proforma net loss per share equal net loss and net loss per share.

In the nine months ended March 31, 2003, GiveMePower issued 1,476,999 warrants to purchase common stock of GiveMePower. $19,336 of expense has been recorded in connection with the issuance of these warrants.

                                        Exercise              Remaining
                      Warrants            Price                 Life
                        --------          --------            ------------
                         125,000               .25            13-21 months
                         276,999               .50             3-15 months
                          75,000              1.00                6 months
                       ---------
                         476,999
                       =========

An additional 1,000,000 warrants at exercise prices of $0.12 - $0.25 per share have been approved but not yet issued to a consultant based on future performance according to the contract terms.

NOTE 4 - SUBSEQUENT EVENT

On April 10, 2003, GiveMePower settled a claim filed against GiveMePower. The settlement requires GiveMePower to pay $4,000 in two $2,000 installments. Payments are due on April 10, 2003 and May 15, 2003.

        ---------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAR. 31, 2003 AND 2002

The current quarter's net loss was larger by $87,011 or 80% versus last year's comparable quarter due largely to higher operating and interest expenses. During the current nine-month period, we incurred a larger net loss of $230,028 or 36% versus last year's comparable period due to higher operating expenses and due to a one-time license payment to us during last year's nine-month period. The specific details of these changes are discussed below.

REVENUES

Revenues during the current quarter increased by $26,302 or 441% over the comparable period last year and increased by $51,316 or 193% during the current nine-month period as compared to last year's nine-month period. Revenues have increased largely because of our customers' continued positive response to our updated versions of PowerCAD Pro and PowerCAD CE. Revenues also increased due to the release of our enhanced version of PowerCAD LT+ in February 2003 and the simultaneous termination of our free PowerCAD LT+ promotion.

We are focused on increasing revenues by securing existing sales channels via resellers, agents and hardware/software partnerships. We believe these initiatives will continue to elevate our market presence and significantly improve revenues for future reporting periods.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses for the current quarter decreased by $10,582 or 99% when compared to the same quarter last year and decreased by $20,124 or 87% during the current nine-month period versus last year's comparable period. Sales and marketing expenses are expected to increase substantially in future reporting periods once we secure sufficient funding to accelerate planned sales and marketing initiatives. Until such funding is secured, we will continue to focus on securing additional resellers and channel partnerships.

GENERAL AND ADMINISTRATIVE

The current quarter's general and administrative expenses were higher by $112,524 or 315% over last year's comparable quarter largely due to $19,336 in option/warrant expenses and $48,155 in stock for services, all of which were non-existent in the comparable period last year. Additional reasons for the higher current period expenses were attributed to higher professional fees, investor relations fees, website hosting fees and other general business expenditures.

The current nine-month's general and administrative expenses were higher by $221,264 or 43% compared to last year's same period largely due to the reasons noted above.

R&D - PRODUCT DEVELOPMENT

Product development expenses increased by $524 or 1% during the current quarter compared to the same period last year and increased by $38,960 or 25% during the current nine-month period versus last year's same period. Product development expenses result from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH in return for ongoing product development that commenced in February 2001. Product development expenses are also attributed to our development of a vertical market software application for the building, design and construction industry.

INTEREST EXPENSE

Interest expense increased by $10,642 or 1,985% during the current quarter over the comparable period last year and increased by $14,529 or 1,297% during the current nine-month period versus last year's comparable period. This increase over the previous year's comparable periods is due to the issuance of unsecured notes to lenders that accrue interest at 12% per annum and $9,314 from interest expense due to a beneficial conversion feature on some outstanding notes payable.

OTHER INCOME FROM AFFILIATE

In return for providing Felix with a license to use selected content and the back-end infrastructure of our website, Felix agreed to compensate us with a one-time payment of $25,573 during the nine-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2003, we had cash and cash equivalents of $889.

During the current nine months ended, net cash used in operating activities was lower by $264,766 or 69% as compared to last year's comparable period. Cash used by operating activities during the current year resulted primarily from our net loss and higher receivables offset largely by stock issued for services, option expense, depreciation, amortization, interest expense from beneficial conversion feature on convertible notes payable and higher payables.

For the current nine months ended, net cash provided by investing activities was lower by $23,548. We had no activity related to investing activities during the current nine month period.

For the nine month period ended March 31, 2003, net cash provided by financing activities provided lower cash of $98,952 or 54% as compared to the previous year's comparable period. During the current nine-month period, cash has been provided through the issuance of unsecured notes and the sale of common stock

We are currently seeking convertible debt and/or equity financing to properly capitalize our business. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations. We are confident these efforts will produce the requisite financing necessary to fund the growth of our revenues. Nevertheless, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all.

In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a company.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that material information relating to GiveMePower Corporation, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within GiveMePower Corporation and its consolidated subsidiaries, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 10, 2003, we issued 125,000 shares of our Common Stock to a repay a note payable of $10,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On January 10, 2003, we issued 120,000 shares of our Common Stock to a repay a note payable of $6,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On January 15, 2003, we issued to the Law Office of Andrea Cataneo 4,166 shares of our Common Stock for services rendered in connection with legal consulting services.

These issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On January 21, 2003, February 20, 2003, March 15, 2003 and April 15, 2003, we issued a total of 657,058 shares of our Common Stock to three consultants for assistance with investor relations and to raise our corporate profile. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 31, 2003, we issued 1,000,000 shares of our Common Stock to repay an outstanding payable of $100,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On April 7, 2003, we issued 100,000 shares of our Common Stock to repay a note payable of $5,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No exhibits were filed as part of this Form 10-QSB.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GIVEMEPOWER CORPORATION
                                            (Registrant)

Dated: May 20, 2003                         By: /S/ WILLIAM V. WALTON
                                                ---------------------
                                            William V. Walton
                                            Director, Chief Executive Officer
                                            and President

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

CERTIFICATION

I, Bill Walton, certify that:

1. I have reviewed this quarterly report on Form 10QSB of GiveMePower
Corporation.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/Bill Walton
Bill Walton, Chief Executive Officer

CERTIFICATION

I, Todd Noble, certify that:

1. I have reviewed this quarterly report on Form 10QSB of GiveMePower
Corporation.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Todd Noble
Todd Noble, Chief Financial Officer