Form 10KSB
period 2003-06-30
GIVEMEPOWER CORP
filed 2003-11-12
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2003

                |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number 333-67318

                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

                     Nevada                                     87-0291528
(State or other jurisdiction of incorporation                  (IRS Employer
                 or organization)                            Identification No.)

   5925 - 12 Street SE, Suite 230
      Calgary, Alberta, Canada                T2H 2M3          (403) 287-6001
(Address of principal executive office)    (Postal Code)    (Issuer's telephone
                                                                   number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes |_|  No |X| Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2003 were $96,115.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on June 30, 2003, was $3,573,952. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_|  No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2003 there were 26,391,664 shares of issuer's common stock outstanding.

--------------------------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-KSB

                     For the Fiscal Year Ended June 30, 2003

--------------------------------------------------------------------------------

Part I                                                                      Page
------                                                                      ----

Item 1.  Description of Business.                                              4

Item 2.  Description of Property.                                             15

Item 3.  Legal Proceedings.                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders.                 15

Part ll                                                                     Page
-------                                                                     ----

Item 5.  Market for Common Equity and Related Stockholder Matters.            15

Item 6.  Management's Discussion and Analysis or Plan of Operation.           17

Item 7.  Financial Statements                                                 19

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.                                                28

Part lll                                                                    Page
--------                                                                    ----

Item 9.  Directors, Executive Officers, Promoters and Control Persons.        28

Item 10. Executive Compensation.                                              30

Item 11. Security Ownership of Certain Beneficial Owners and Management.      31

Item 12. Certain Relationships and Related Transactions.                      32

Item 13. Exhibits and Reports on Form 8-K.                                    32

Signatures.                                                                   33

                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report of GiveMePower Corporation ("GMPW" or the "Company") on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," "intends", "objectives" and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

We are a Nevada corporation organized in 2001 for the purpose of developing, marketing and supporting computer software and related services which we both develop and license for resale. Our products and services are sold primarily in North America through our wholly owned subsidiary and principal operating entity, GiveMePower Inc., an Alberta corporation based in Calgary, Canada that we acquired and made a part of our organization in 2001.

We are an early-stage company whose long-term mission is to become a leading provider of computer-aided design ("CAD") and digital content management software and related solutions for businesses and individuals involved in the design, management and construction of man-made structures and manufactured products.

Primary industries able to benefit through use of our technologies include architecture, engineering, construction, real estate, land development, mapping, facilities management, geographic information system ("GIS") processing and computer-aided manufacturing ("CAM").

From inception through fiscal 2003, our efforts have been primarily directed at technology research, acquisition and development, website and e-business infrastructure development, market research and development, financing, and early-stage sales, marketing and promotional activities.

Our objective in fiscal 2004 is to successfully transition from a development stage company into a commercially viable sales, marketing and distribution enterprise capable of creating demand and distribution for our products and services, which are being uniquely crafted to offer affordable and industry-compatible CAD and digital blueprint processing across all Microsoft Windows(R)-based mobile, wireless, desktop and laptop computers.

We are organized into two primary reporting segments; the Retail Products segment which accounted for 66% of revenues in fiscal 2003 and the Embedded Products segment which accounted for 34% of revenues in fiscal 2003.

The Retail Products segment derives revenues from the sale of pre-packaged software and related solutions and services for businesses and individuals involved in the design, construction and management of man-made structures and manufactured products. Principal products sold by the Retail Products segment include PowerCAD CE Viewer(TM), PowerCAD CE Classic(TM) and PowerCAD CE Pro(TM) for mobile and wireless handheld computer users, and PowerCAD LT+(TM), PowerCAD Classic(TM), PowerCAD Pro(TM) and PowerCAD Architect(TM) for Windows(R) desktop, laptop and XP tablet computer users.

The Embedded Products segment derives revenues by licensing our technologies and providing related services to OEM hardware manufacturers and third-party software developers who embed our technologies within value-added mobile, wireless and desktop computing solutions of their own design. Our embedded products are distributed through an annual subscription service, called the Power Developer Network(TM). OEM's pay a variable per-license fee for each solution they distribute which contain our technologies.

BUSINESS DEVELOPMENT

Headquartered in Calgary, Alberta, Canada, we were originally incorporated as GiveMePower.com, Inc. On September 15, 2000, we amended our Articles of Incorporation to change our corporate name to GiveMePower Inc.

On December 20, 2000, GiveMePower Inc. entered into a Plan and Agreement of Reorganization to undertake a reverse merger with a National Quotation Bureau public company called TelNet World Communications, Inc. (TelNet). TelNet was originally incorporated in the State of Utah on March 10, 1972 as Tropic Industries, Inc. (Tropic). Tropic became United Datacopy, Incorporated on February 24, 1987 which became Pen International, Inc. on March 21, 1994 and than TelNet World Communications, Inc. on March 4, 1998. TelNet had no operations nor any working capital when GiveMePower Inc. entered into the reverse merger with it.

On February 16, 2001, GiveMePower Inc. negotiated the exclusive rights to co-develop, enhance, re-brand and distribute software technologies provided to us by Felix Computer Aided Technologies GmbH ("Felix") in North America for a term of six months with an option to extend the term of the agreement to automatically renewing five-year terms upon issuing one million common shares of TelNet to Wilfried Grabert, the President of Felix, on or before August 16, 2001. Mr. Graebert exercised this option effective August 10, 2001.

On February 16, 2001, GiveMePower Inc. acquired the rights, title and interest to the domain name, givemepower.com from Sundance Marketing International Inc, a private company owned by our founder, Bill Walton. Under terms of this agreement, Sundance agreed to assign its existing customer base to GiveMePower Inc. and to terminate its existing license agreement with Felix pursuant to GiveMePower Inc. securing its own agreement with Felix.

On February 28, 2001, GiveMePower Inc. negotiated the non-exclusive rights to co-develop, enhance, re-brand and distribute software technologies provided to us by AutoPack GmbH ("AutoPack") in North America for automatically renewing one-year terms upon issuing three hundred thousand common shares of TelNet to Robert Grabert, the Chief Technology Officer of AutoPack for personal services related to support of the AutoPack products.

In March, 2001, we acquired perpetual and royalty-free software rights to a library of over 7,000 industry-standard drawing symbols from cADD-Ons, Inc., of Palm Coast, Florida. Sold under the trade name PowerSYMBOLS(TM), this library of graphic symbols serves as a productivity enhancing plug-in for other PowerCAD products.

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

In August, 2002, we acquired perpetual and royalty-free software rights to a library of over 8,700 2 and 3-dimensional drawing symbols from Cad Easy Corporation of Hillsboro, Oregon for inclusion inside PowerCAD retail and/or OEM developer product offerings in native PowerCAD formats.

In February, 2002, we began limited marketing of our software products and services to North American businesses and individuals involved in two primary markets; 1) retail users involved in the design, construction and manufacture of man-made products and structures, and 2) software developers and Original Equipment Manufacturers ("OEMs") who license our technology to embed in custom solutions of their own design.

Based on feedback received from users who have downloaded or purchased our products, we began restructuring our product and service offerings in March, 2003 to better suit the needs of our customers. Particular emphasis is being placed on advancing our CAD design and digital blueprint processing capabilities for mobile and wireless computing, and to corresponding improvements in our desktop, laptop and XP tablet computing technologies.

We continue to advance our technologies, with plans to introduce new and enhanced products and services throughout fiscal 2004 which we believe will meet with commercial market acceptance and result in significantly higher revenues in fiscal 2004.

PRINCIPAL PRODUCTS

Our principal products are branded and registered with the U.S. Patent and Trademark Office under the trade names PowerCAD(R), PowerCAD CE(TM) and PowerENGINE(TM).

Our principal products are broken down into two segments: 1) Retail Products and; 2) Embedded Products.

RETAIL PRODUCTS

Retail Product sales and related services accounted for 66% of our net revenues in fiscal 2003 and 99% of net revenues in fiscal 2002.

Our Retail Products segment derives revenues from the sale of PowerCAD and PowerCAD CE-branded software products and related services, and is divided into two categories: 1) mobile and wireless handheld computing; and 2) desktop, laptop and XP tablet computing.

All primary Retail Products are available for a free 30-day trial via download from our website or by installing from a CD-ROM which can be ordered for a nominal shipping and handling fee. Product purchasers receive a unique Product Key which they use to unlock the system for permanent use on their computer. Product keys can be ordered by phone or via secure ordering over the Internet.

MOBILE AND WIRELESS HANDHELD COMPUTING

Sales of retail mobile and wireless handheld computing solutions accounted for 24% of our net revenues in fiscal 2003. Significant enhancements to our mobile and wireless products are currently being developed for planned introduction throughout the course of fiscal 2004.

Our PowerCAD CE(TM) mobile product line has been developed over a 3-year period to offer presently unrivalled 2 and 3-dimensional CAD design and digital blueprint processing capabilities for enterprises seeking to mobilize their operations using wired or wireless handheld computing devices. Supported devices include Pocket PCs, Pocket PC cell phones, handheld PCs and manufacturer specific devices which utilize Microsoft's Windows CE, Windows CE .NET or Windows Mobile 2003 mobile operating systems.

Three different retail products are presently available under the PowerCAD CE brand name, each designed to serve as independent mobile/wireless CAD stations, or as compatible mobile extensions for existing desktop CAD systems such as AutoCAD(R) by Autodesk Inc., MicroStation(R) by Bentley Systems Inc. and our own line of PowerCAD desktop solutions:

PowerCAD CE Viewer(TM)

PowerCAD CE Viewer is an instantly usable mobile software system which allows users of any skill level to open, view and markup 2 and 3-dimensional project designs and digital blueprints saved in industry-standard drawing formats using mobile and wireless handheld computing devices which utilize Microsoft's Windows CE, Windows CE .NET or Windows Mobile 2003 mobile operating systems.

PowerCAD CE Classic(TM)

PowerCAD CE Classic retains all of the simplified 2D and 3D viewing and markup capabilities of PowerCAD CE Viewer, and adds the ability to create new 2D drawings and edit existing drawings using a wide selection of design tools optimized specifically for efficient operation on mobile and wireless handheld devices.

PowerCAD CE Pro(TM)

PowerCAD CE Pro is our most powerful mobile/wireless CAD solution, offering all of the functionality of PowerCAD CE Viewer and PowerCAD CE Classic, plus more advanced 2D and 3D design and visualization tools, end-user customization capabilities, and the ability to connect eternal laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor plans up to 10 times faster than manual methods.

DESKTOP, LAPTOP AND XP TABLET COMPUTING

Sales of retail desktop, laptop and XP tablet computing products accounted for 42% of our net revenues in fiscal 2003. Significant enhancements to our retail desktop, laptop and XP tablet products are currently being developed for planned introduction throughout the course of fiscal 2004.

Four principal retail products are presently available under the PowerCAD(R) brand name, each designed to serve as affordable additional seat installations, or lower-cost alternatives to competing systems such as AutoCAD(R) and AutoCAD LT(R), by Autodesk Inc. or MicroStation(R), by Bentley Systems Inc.

PowerCAD desktop, laptop and XP tablet solutions have been designed to offer simplified system operation, direct compatibility with industry-leader AutoCAD, and the ability to operated efficiently on lesser-powered desktop and laptop computers as well as a new generation of XP tablet mobile and wireless computers.

PowerCAD LT+(TM)

PowerCAD LT+ is our simplest design and drafting solution for Windows desktop, laptop and XP tablet users. PowerCAD LT+ is designed for casual users, students, space planners and designers seeking a simple-to-use, low-cost 2D drafting solution which can directly open AutoCAD(R)-compatible drawings, but is restricted to savings results in PowerCAD proprietary file formats.

PowerCAD Classic(TM)

PowerCAD Classic retains all the functionality and simplicity of PowerCAD LT+, but adds extended 2D drawing creation and visualization tools, plus the ability to save results in AutoCAD(R)-compatible drawing formats.

PowerCAD Pro(TM)

PowerCAD Pro is our most powerful general-purpose CAD solution for Windows desktop, laptop and XP tablet computing. PowerCAD Pro is designed to offer up to 80% of the power and customization capabilities of competing systems such as AutoCAD(R), by Autodesk Inc., at less than 25% of the cost.

PowerCAD Architect(TM)

PowerCAD Architect combines the general-purpose CAD functionality of PowerCAD Pro with hundreds of automated functions designed to dramatically speed up the creation of 2D and 3D residential and light construction building designs and drawings.

EMBEDDED PRODUCTS

Embedded Product sales and services accounted for 34% of net revenues in fiscal 2003 and N/A% of net revenues in fiscal 2002. Significant enhancements to our Embedded Products and services are currently being developed for planned introduction throughout the course of fiscal 2004.

Our Embedded Products segment derives revenues through licensing of our technologies to OEM hardware manufacturers and third-party software developers on a per-unit royalty basis for embedding into mobile, wireless and desktop computing solutions of their own design. Licensed under the trade name PowerENGINE(TM), added revenues are derived through collection of annual subscription fees from our Power Developer Network, an online delivery and support center for PowerENGINE and related technologies and services.

PRODUCT DEVELOPMENT AND INTRODUCTION

Research and development expenditures accounted for 262% of fiscal 2003 revenues and 692% of fiscal 2002 revenues. We continue to enhance our product and service offerings to meet the changing needs of our customers and future trends we see in our market place..

The majority of our research and development costs are related to our PowerCAD, PowerCAD CE and PowerENGINE products, which rely on core technologies we license and cooperatively develop with Felix and AutoPack of Berlin, Germany.

Additional costs are attributed to the development of PowerCAD Architect, which we acquired ownership and intellectual property rights for in October, 2001 from Bud Elkin, Inc. of Orlando, Florida. We first introduced this software in November, 2002 under the trade name PowerCAD Architect(TM). Based on initial customer feedback whereby product deficiencies were discovered, we have generated insignificant revenues from the sale of PowerCAD Architect and are presently developing a major update scheduled for delivery around the end of January, 2004.

During fiscal 2003, we released the following new products and versions:

PRODUCT NAME          VERSION    DEVELOPMENT METHOD     RELEASE DATE
------------          -------    ------------------     ------------

PowerCAD Pro          5.2        Licensed               June 19, 2003
PowerCAD CE           5.22       Licensed               April 24, 2003
PowerCAD Classic      5.2        Licensed               February 28, 2003
PowerCAD LT+          5.2        Licensed               February 26, 2003
PowerCAD CE           5.2        Licensed               January 21, 2003
PowerCAD Architect    5.0        Developed              November 19, 2002

Under terms of our agreement with Felix, we are committed to paying between 7-10% of net revenues, with minimum quarterly payments of $50,000, relating to the sale and licensing of PowerCAD and PowerENGINE desktop, laptop and XP tablet products in North America, in return for ongoing supply of product updates, upgrades and technical support. The majority of core Felix technology development is performed in Germany, with localization, testing as well as value-added product enhancements performed in the U.S. and Canada.

Under terms of our agreement with AutoPack, we are committed to paying between 25-50% of net revenues, volume dependent, relating to the sale and licensing of PowerCAD CE and PowerENGINE mobile and wireless products in North America, in return for ongoing supply of product updates, upgrades and technical support. The majority of core AutoPack technology development is performed in Germany, with localization, testing as well as value-added product enhancements performed in the U.S. and Canada.

Under terms of our agreement with Bud Elkin, Inc., we are committed to paying 10% of net revenues relating to the sale and licensing of PowerCAD Architect, in return for ongoing supply of product updates, upgrades and technical support. The majority of PowerCAD Architect development and testing is performed in the U.S. and Canada.

We dedicate considerable technical and financial resources to developing and enhancing our products. The investments we make in developing and enhancing our products may not result in sufficient revenue recognition to justify the costs, and our competitors may introduce products which could create a lack of market acceptance for our products or render our products obsolete, either of which could materially harm our business.

The technology industry is characterized by rapid changes in computing hardware and computer operating systems. Such changes could require considerable investment to address, render our technologies obsolete, and affect our ability to generate revenues, any of which would materially harm our business.

We depend on external sources for supply of core technologies and support for our principal products. Any disruption in the supply of such core technologies and support could materially harm our business.

Our software products are extremely complex and, despite extensive internal and external quality assurance testing, may contain errors or defects. Such errors or defects could result in the requirement for costly repairs, damage our reputation, impair our ability to generate revenues, or create a lack of market acceptance for our products, any of which could all materially harm our business.

Our business strategy depends in part on relationships with third-party hardware and software OEMs, who embed our technologies into vertical-market solutions of their own design. Investments we make in supporting some OEMs may not result in sufficient revenue recognition to justify the costs, and some OEMs may produce solutions which contain errors and defects which could damage our reputation or impair our ability to collect revenues, each of which could materially harm our business.

SALES, MARKETING AND DISTRIBUTION

Our sales, marketing and distribution activities have been primarily restricted to public news releases, free distribution of our PowerCAD LT+ software over the Internet, and limited direct-to-customer marketing via email.

Our objective moving forward is to increase revenues by increasing distribution of our products and services via:

INTERNET SALES

Internet sales to customers accounted for the majority of our revenues in fiscal 2003.

From February, 2002 to March, 2003, we ran a market awareness campaign designed to establish a large number of PowerCAD technology users and to increase exposure of the GiveMePower and PowerCAD brand names. During the promotion, users were able to obtain a fully-operational PowerCAD LT+ license at no cost via download over the Internet.

No revenues were recorded for PowerCAD LT+ during this promotion. However, the promotion generated approximately 200,000 new users and 15,000 qualified prospects who downloaded and optionally registered their free PowerCAD LT+ licenses at an average estimated cost of $0.35 per download. The promotion also helped increase visits to our website from approximately 20,000 hits per month prior to initiation, to nearly 1 million hits in the final month of the promotion. Hits since the promotion ended have totaled approximately 2.5 million from April 1 to June 30, 2003.

Our goal in fiscal 2004 is to significantly increase the number of people visiting our website, convert between 1-5% of free PowerCAD LT+ product users into paying customers for future PowerCAD LT+ versions or other revenue generating products, and to increase internet sales through resellers and distributors we have yet to establish.

RETAIL SALES

During fiscal 2004, we plan to increase our presence in the retail market by establishing a network of distributors and resellers in North America who can assist in reaching a higher number of end users. Due to the intensely competitive nature of retail sales, we anticipate that the creation of our retail reseller channel will require a considerable investment in personnel and finances to achieve significant results.

OEM HARDWARE PARTNERSHIPS

During fiscal 2004, we plan to aggressively pursue co-marketing, bundling and embedded technology alliances with hardware vendors seeking to increase sales by including our technologies as a value-added component on their mobile and wireless computing devices. We anticipate average sales to revenue cycles of 6-12 months for each OEM hardware partner.

OEM SOFTWARE DEVELOPERS

A key strategy for our future growth is the licensing of our technologies and services to third-party commercial, corporate and government enterprises for embedding into vertical-market solutions of their own design. We anticipate sales to vertical-market solution delivery cycles of between 6-12 months for each OEM software developer.

Our ability to effectively sell, market and distribute our products and services depends largely on our current financial condition and the financial condition of our customers. At present, we are not highly capitalized and our future objectives depend on our ability to secure additional growth financing through external sources and our ability to generate significantly higher revenues from the sale of our products and services.

COMPETITIVE BUSINESS CONDITIONS

The software markets we compete in are highly competitive and have limited barriers to entry. Rapid changes in technology, including hardware and software systems we rely on, as well as introduction of competing products and services and consolidation of companies with competing products and services, can quickly render our technologies as less valuable or even obsolete. We anticipate competition to intensify in the future.

Virtually all of our competitors have greater financial, technical, sales and marketing resources than we do. We are entering a mature market with numerous competitors who have established their products and services within many of the customer locations we seek to establish a presence with. We believe that our future results will depend largely on our ability to offer unique products and services that can compete favorably with or offer extended value in terms of reliability, compatibility, performance, ease of use, range of features, price, delivery and support.

Each of these factors as well as unforeseen factors, could have a material affect on our future operating results, including reduced profits margins and loss of potential market share.

Our principal products and services compete with one or more products from other more established independent software vendors. Our principal products and their primary competition includes:

GIVEMEPOWER PRODUCT      COMPETING PRODUCTS          COMPETING VENDORS
-------------------      ------------------          -----------------
PowerCAD CE              PocketCAD                   Arc Second, Inc.
                         OnSite                      Autodesk, Inc.

PowerCAD LT+             AutoCAD LT                  Autodesk, Inc.
                         TurboCAD                    International Microcomputers, Inc.
                         IntelliCAD Cadopia

PowerCAD Classic         AutoCAD LT                  Autodesk, Inc.
                         TurboCAD                    International Microcomputers, Inc.
                         IntelliCAD Cadopia

PowerCAD Pro             AutoCAD                     Autodesk, Inc.
                         TurboCAD                    International Microcomputers, Inc.
                         IntelliCAD                  Cadopia, Bricscad

PowerENGINE              AutoCAD OEM                 Autodesk, Inc.
                         IntelliCAD OEM              IntelliCAD Technology Consortium

Power Developer Network  Autodesk Developer Network  Autodesk, Inc.

DEPENDENCE ON MAJOR CUSTOMERS

Two separate customers accounted for more than 10% each of our revenues in fiscal 2003 and 42% in 2002.

TRADEMARKS

We have filed trademark registrations with the US Patent and Trademark office for the following trade names: GiveMePower(R), PowerCAD(R), PowerENGINE(TM) and CAD Anywhere(TM). In addition, we have secured the givemepower.com and powercad.com website domains.

EMPLOYEES

As of June 30, 2003, we had five full-time equivalent ("FTE") employees, all of whom are located in Canada. We have contracted with four other parties to perform additional duties relating to sales, marketing, technical support and promotion.

RISK FACTORS

o WE CONTINUE TO SHOW LOSSES. The object of the company is to be a viable, profitable entity, however we continue to show considerable losses as we develop our business. Should one or several of the factors listed below or elsewhere in this document be implemented or become effective, this could adversely affect this objective and as such, place any investment in our company at risk.

o WE HAVE LIMITED OPERATIONS, REVENUES AND ASSETS. As an early-stage business, we are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. There is no certainty that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. We have limited business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject. As we are an early-stage company, our prospects must be considered in light of the risks, expenses and difficulties encountered in establishing a new business in any industry.

o WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL AND LIMITED SOURCES OF LIQUIDITY. We require substantial capital to pursue our operating strategy and we currently have limited cash for operations. Until and unless we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. To date, we have limited internal sources of liquidity and expect limited internal cash flow in the immediate future. We require substantial working capital to continue the funding of our business. We do not have any commitments to raise additional capital and there is no certainty that any additional funds required to operate our business will be available on favorable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund future expansion, take advantage of anticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of shareholders of the company will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our current shareholders.

o WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL. Our success is dependent upon, among other things, the services of Bill Walton, CEO, president and director. The loss of Mr. Walton's services, for any reason, could have a material adverse effect on our business, operations and financial condition. We do not have an employment agreement or key-man life insurance policy for Mr. Walton. The expansion of our business will place further demands on existing management and future growth. Future profitability will depend, in part, on our ability to hire and retain the necessary personnel to operate our business. There is no certainty that we will be able to identify, attract, hire, train, retain and motivate other highly skilled technical, administrative, managerial, marketing and customer service personnel. Competition for such personnel is intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

o WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY WITH FEW BARRIERS TO ENTRY. The software industry is highly competitive and has few barriers to entry. There are numerous competitors offering various components of the type of software and services we offer. Also, there is no certainty that additional competitors will not enter markets that we intend to serve. We believe that our ability to compete depends on many factors both within and beyond our control. At this time, there are other companies offering similar services as those intended to be offered by our company. It should be expected that in the future we would be competing with additional companies, many of which may have greater financial resources than our company. There is no certainty that we will be able to compete successfully in this market.

o WE ARE CURRENTLY CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. As of June 30, 2003, our directors and officers beneficially own 5,974,225 shares or approximately 22.6% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company. We lack disinterested, independent directors as our directors have a direct financial interest in the company.

o OUR SURVIVAL DEPENDS ON OUR ABILITY TO ADAPT TO TECHNOLOGICAL CHALLENGES. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, low barriers to entry, enhancements to existing software, and evolving customer needs. Consequently, our success will depend on our ability to adapt to rapidly changing technology, evolving industry standards, low barriers to entry, software enhancements, and evolving customer needs and to continually improve the performance, features and reliability of our software and services. Failure to adapt to such changes could have a material adverse effect on its business, operations, and financial condition. In addition, the adaptation to such changes could require substantial capital resources that may not be available when required or may not be available on favorable terms, which could have a material adverse effect on our business, operations and financial condition.

o OUR PRODUCTS MAY CONTAIN ERRORS. Software products like those we sell often contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to their introduction, our products may contain software errors that will be discovered after commercial introduction. Despite the precautions taken to ensure error free software, there is no guarantee that we will not be held responsible for possible damages to customers, customers' projects, or other miscellaneous damages. There is no certainty that errors or performance problems will not be discovered in the future. Any future software defects discovered after shipment to a customer could result in loss of revenues, unexpected costs or delays in market acceptance, any of which could have a material adverse effect on the company.

o WE MAY NOT BE ABLE TO RETAIN OUR DISTRIBUTION RIGHTS. We have secured the North American license rights for distribution of core technologies inherent within our software. Should we fail to meet certain terms and conditions within these agreements, there is no guarantee that we will retain these distribution rights which could have a material adverse effect on our business, operations and financial condition.

o OUR SUCCESS MAY DEPEND ON THE SUCCESS OF OUR RESELLERS AND DISTRIBUTORS. We intend to offer the majority of our software and services through the Internet and through a network of independent resellers and distributors. Our success is dependent upon the acceptance of the Internet as a distribution mechanism for selling software products and on the ability of our resellers and distributors to implement viable marketing initiatives. Many of our resellers and distributors may carry products from several different companies, including products that may compete with our software. There is a risk that these resellers and distributors will give priority to the products of other suppliers. The reduction or loss in sales by one or more of our key resellers or distributors, or the inability to attract new resellers and distributors, could have a material adverse effect on the company.

o WE MAY BE SUBJECT TO PRODUCT OBSOLESCENCE. The markets for our products are characterized by evolving industry standards, technological changes and changing customer needs. The introduction of products embodying new technologies and the emergence of new hardware, software or computer aided design standards could render our existing products obsolete and unmarketable. Consequently, our success will depend upon our ability to successfully develop and introduce new and enhanced products that evolve with technological and industry developments, industry standards and customer needs. The timing and success of product development is unpredictable due to the inherent uncertainty in anticipating technological developments, difficulties in identifying and correcting design flaws and market acceptance. Any significant delay in releasing new products or enhancements could have a material adverse effect on the success of new products or enhancements that could have a material adverse effect on our company. There is no certainty that we will be able to introduce new products on a timely basis, that such products will achieve any market acceptance or that any such market acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on our company. We also depend on technology from third parties and should there be any problems or delays in new software versions from these third parties, this could have a material adverse effect on our company.

o WE MAY BE SUBJECT TO MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY. We have entered into confidentiality and assignment agreements with our employees and contractors, and non-disclosure agreements with outside parties with which we conduct business, in order to limit access to and disclosure of our proprietary information. There is not certainty that these contractual arrangements will protect our intellectual property from misappropriation or deter third party development of similar technologies. We pursue registration of our trademarks and may license our proprietary rights to third parties. While we will attempt to ensure the quality of our brand names are maintained by such licensees, there is no certainty that such licensees will not take action that might materially adverse effect our business, operations and financial condition.

o THERE IS A RISK THAT WE MAY BE NOTIFIED THAT OUR TECHNOLOGIES INFRINGE THE PROPRIETARY RIGHTS OF THIRD PARTIES. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segments grows. Any such claim, whether meritorious or not, could be time consuming or result in costly litigation. Any such claim could have a material adverse effect on our business, operations and financial condition.

o WE ARE SUBJECT TO POTENTIAL SYSTEM DOWNTIME RISKS. Our ability to develop products and to provide quality customer service will depend on the efficient and uninterrupted operation of our computer and communications hardware systems. Backup of software, data and information will be stored within the premises of the company and at outside premises with third parties. Our systems and operations are vulnerable to damage or interruption from natural disasters, fire, power loss, telecommunications failures, vandalism, theft and similar events. The occurrence of such events could result in interruptions in the services we provide. In addition, the failure by third parties to provide the data communications capacity we require, as a result of natural disasters, human error or other operational disruption, could also result in interruptions of our services. Any interruption of our services could have a material adverse effect on our business, operations or financial condition.

o OUR BUSINESS IS DEPENDENT ON THE MAINTENANCE OF THE INTERNET INFRASTRUCTURE FOR THE DISTRIBUTION OF OUR SOFTWARE AND SERVICES. Our success will depend, in part, upon the maintenance of the Internet infrastructure, as a reliable network backbone with the necessary speed, data capacity, and security. To the extent that the Internet continues to experience increased numbers of users, frequency of use, or increased requirements of users, there is no certainty that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. However, it is management's belief that based upon historical evidence our business will evolve as the Internet evolves.

o WE RISK CAPACITY CONSTRAINTS ON OUR WEBSITE. A key element of our strategy is to generate a high volume of traffic on our website. Accordingly, the satisfactory performance, reliability, and availability of our website and network infrastructure will be critical to our reputation and ability to attract and retain customers and maintain adequate customer service levels. To a certain extent, but not exclusively, our revenues will depend upon the number of visitors who select customers through our website and the volume of customers that we are able to attract. Any substantial increase in the volume of traffic on our website will require us to expand and upgrade further our technology and network infrastructure. We can give no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website nor can we assure we will be able to timely expand and upgrade our systems and infrastructure to accommodate such increases. In addition, even if we are able to project such needs, there is no certainty that we will have sufficient capital to adequately and timely expand or upgrade our systems and infrastructure.

o GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES MAY AFFECT OUR BUSINESS. We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse effect on our business.

o WE FACE FOREIGN EXCHANGE RATE EXPOSURE. We offer payment for our software and services in U.S. dollars only, even for non-U.S. customers. With the majority of expenses expected to be in Canadian dollars, we will be exposed to fluctuations in foreign exchange rates from both a transactional and translational perspective. There is a risk that foreign exchange rate fluctuations between the Canadian dollar and the U.S. dollar will be disadvantageous to the company.

o WE DO NOT INTENT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORSEEABLE FUTURE. We cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

o OUR COMMON STOCK PRICE IS HIGHLY VOLATIBLE AND SUBJECT TO WIDE FLUCTUATIONS AND MARKET RISK. The market price of our common stock is highly volatile and is subject to wide fluctuations in response to factors such as actual or anticipated changes in operating results, changes in financial estimates by securities analysts, new products or services introduced by the company or our competitors, conditions and trends in the software markets, general market conditions and other factors. Historically, the trading volume of our stock has been low, which may amplify changes in our stock price especially if a significant amount of our stock is sold. Our stock trades on the OTC Bulletin Board, which may make if more difficult for investors to trade our stock, or to obtain accurate quotations for the market value of our stock as compared to stock which trades on larger exchanges.

REPORTS TO SECURITY HOLDERS

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal facilities are located in Calgary, Alberta occupying approximately 3,000 square feet of office space. Our facility is leased on a month-to-month basis, with no specified end date or future obligation.

ITEM 3. LEGAL PROCEEDINGS.

JAY & ASSOCIATES, LLC VS. GIVEMEPOWER INC.

On August 20, 2003, GiveMePower, Inc .our operating subsidiary, received a notice from the International Centre for Dispute Resolution ("ICDR") pertaining to a Demand for Arbitration dated August 7, 2003 of a controversy arising out of a contract dispute between GiveMePower, Inc. and the Claimant, Jay & Associates, LLC d/b/a Elite Equity Marketing ("Elite"), a Maryland limited liability company. The Claimant has requested that the hearing be held in New York, NY, USA.

Under the Demand for Arbitration, Elite claims that GiveMePower had a consulting agreement with Elite whereby GiveMePower would issue up to 735,290 shares of common stock plus up to 1,000,000 warrants to acquire GiveMePower shares. GiveMePower issued Elite 298,118 shares and has not issued any additional shares, nor released any warrants from escrow due to Elite not performing the required services. No liability has been recorded by GiveMePower related to the additional shares due under consulting agreement. GiveMePower believes this case to be without merit and Management does not believe that Elite will prevail.

TODD DOUGLAS NOBLE VS. GIVEMEPOWER INC.

On October 27, 2003, GiveMePower, Inc., our operating subsidiary, received a notice from the Provincial Court of Alberta, Civil Claims, wherein Mr. Noble alleged that GiveMePower, Inc. failed to pay him certain moneys for services he performed for the Company. We believe this case, as it relates to GiveMePower, to be without merit and Management does not believe that Mr. Noble will prevail. The requested payment by Mr. Noble is approximately $13,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is traded over the counter and is quoted by the Over The Counter Bulletin Board (OTCBB) under the trading symbol GMPW. Our common stock began trading on the OTCBB effective March 28, 2002. Prior to this date, our common stock was quoted on the National Quotation Bureau ("Pink Sheets") which commenced December 20, 2000 when we entered into our reverse merger with TelNet World Communications, Inc.

The market prices noted below were obtained from the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                        Fiscal 2003               Fiscal 2002
                                      -----------------       ------------------
                                       High        Low        High          Low
                                       ----        ---        ----          ---
First Quarter                         $ .36       $ .10         n/a          n/a
Second Quarter                        $ .14       $ .04         n/a          n/a
Third Quarter                         $ .17       $ .05       $0.65        $0.51
Fourth Quarter                        $ .25       $ .10       $0.60        $0.15

HOLDERS

As of June 30, 2003, the approximate number of holders of record of Common Stock of the Company was 1058. As of November 3, 2003, the approximate number of holders of record of Common Stock of the Company was 1036. We believe that additional beneficial holders of our common stock hold shares in street names.

DIVIDENDS

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

RECENT SALE OF UNREGISTERED SECURITIES

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

2002 TRANSACTIONS

The Company issued 528,261 shares for $254,072 in total proceeds. Issuances were made to 4 investors, and they are considered exempt by reason of Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder, and Section 4(2) of the Securities Act of 1933, as amended.

On August 10, 2001 the company issued 1,000,000 shares of our Common Stock to acquire exclusive North American software license and co-development rights.

The Company issued 670,005 shares to a several organization for services rendered in connection with marketing communication services, legal, financial consulting and promotional services.

2003 TRANSACTIONS

The Company issued 2,144,600 shares for the retirement of debt. Of these shares, 2,000,000 were issued to Wilfried Grabert for the retirement of $200,000 of Accounts Payable and 89,600 shares were issued to Robert Grabert for the retirement of $20,000 of Note Payable.

The Company issued 5,154,889 shares to several organizations for services rendered in connection with marketing, communication services, legal and financial consulting services.

The Company issued 3,592,059 shares for cash proceeds of $261,660. The issuances were considered exempt by reason of Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder, and Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the "Risk Factors" section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Comparison of results for the fiscal years ended June 30, 2003 and June 30, 2002

The current year's net loss was $1,190,162, a reduction of $128,795 or 9.7% in comparison to the previous fiscal period.

REVENUES

Revenue totaled $96,115 for the current fiscal period as compared to $38,063 during fiscal 2002, a $58,052 or 152% increase.

Retail Revenue

Retail revenue totaled $56,975 for the current fiscal period as compared to $38,063 during fiscal 2002, a increase of $18,912 or 50%.

Embedded Revenue

Embedded revenue totaled $39,140 for the current fiscal period as compared to Nil during fiscal 2002.

OPERATING EXPENSES

Cost of Sales

Cost of sales totaled $1,628 for the current fiscal period as compared to $2,294 during fiscal 2002. Cost of sales is comprised of CD costs, CD packaging and payments to third parties.

Sales and Marketing

Sales and marketing expenses totaled $8,920 for the current fiscal period as compared to $32,413 during fiscal 2002. Sales and marketing expenses have been nominal largely due to the efforts to finalize the development of our core product line prior to launching concerted sales and marketing initiatives. It is anticipated that substantially increased sales and marketing activities will commence in October 2003 and continue throughout fiscal 2004 as the company finalizes its strategy for broader commercial market introduction of our retail and embedded products and services.

General and Administrative

General and administrative expenses totaled $1,002,800 for the current fiscal period as compared to $1,099,484 during fiscal 2002. General and administrative expenses were lower by $96,684 or 8.7%.

R&D - Product Development

Product development expenses totaled $252,199 for the current fiscal period as compared to $236,305 during fiscal 2002. Product development costs resulted from the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.

Interest Expense

Interest expense totaled $10,061 for the current fiscal period as compared to $1,395 during fiscal 2002. The increase in interest expense is due to accrued interest from unsecured notes to lenders that accrued interest at 12% annually through June 30, 2003.

GAIN ON SALE OF WEBSITE TO AFFILIATE

No gain on sale from affiliate was incurred for the current fiscal period as compared to $25,573 received during fiscal 2002. Other income from was earned in fiscal 2002 in return for providing Felix with a license to use selected content and the back-end infrastructure of the website.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had negative working capital of $250,077 as compared to negative working capital of $243,188 in the prior fiscal period. Non-cash current liabilities consisting of $86,435 in Notes payable are intended to be settled by conversion to common stock. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

STATEMENTS OF CASH FLOW

Cash Flow from Operations

For the year ended June 30, 2003, GMPW's net cash used in operating activities was $271,862, a reduction of $151,322 from the prior fiscal period. The reason that GMPW used less cash in its operations than in the previous period is largely because GMPW increased revenue, began issuing shares for services and focused its resources primarily towards the development and enhancement of our principal products and services, and enhancing our website and other delivery mechanisms in anticipation of increased future sales and marketing activities.

Capital Expenditures

For the year ended June 30, 2003 GMPW had net capital expenditures of Nil versus $1,974 in Fiscal 2002. GMPW expects to incur future capital expenditures for office furniture and computer equipment if and when it hires new employees.

Financing Activities

For the year ended June 30, 2003 GMPW received net of repayments $344,674 of cash as compared to $280,355 from the prior fiscal period.

FUTURE RESULTS

The results of operations for Fiscal 2003 and Fiscal 2002 presented above are not necessarily indicative of the results to be expected for upcoming fiscal years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

ITEM 7. FINANCIAL STATEMENTS.

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements
Independent Auditors' Report for the years ended June 30, 2003, and 2002 Consolidated Balance Sheet at June 30, 2003
Consolidated Statements of Operations for the years ended June 30, 2003 and 2002 Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002 Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
   GiveMePower Corporation
   Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of GiveMePower Corporation as of June 30, 2003 and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of GiveMePower Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GiveMePower Corporation as of June 30, 2003 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

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

MALONE & BAILEY, PLLC
Houston, Texas

November 3, 2003

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                           ASSETS

CURRENT ASSETS:
Cash                                                                $   154,267
Accounts receivable, net                                                  1,388
Other                                                                     2,663
                                                                    -----------
         Total current assets                                           158,318

PROPERTY AND EQUIPMENT, net                                               8,103
                                                                    -----------

                  Total assets                                          166,421
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                        261,509
Accrued expenses                                                         15,325
Notes payable                                                            86,435
Notes payable to related party                                           45,126
                                                                    -----------
                  Total current liabilities                             408,395

Contingencies

STOCKHOLDERS' DEFICIT:

Common stock, .001 par value; 50,000,000 shares
     authorized; 26,391,664 shares issued and outstanding                26,392
Additional paid-in capital                                            3,355,513
Retained deficit                                                     (3,699,806)
Comprehensive income                                                     75,927
                                                                    -----------
Total stockholders' deficit                                            (241,974)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   166,421
                                                                    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2003 and 2002

                                                                  2003            2002
                                                              ------------    ------------
REVENUES                                                      $     96,115    $     38,063

OPERATING EXPENSES:
   Cost of sales                                                     1,628           2,294
   Selling                                                           8,920          32,413
   General and administrative                                    1,002,800       1,099,484
   Research and development                                        252,199         236,305
   Depreciation                                                     10,669           9,140
   Gain on sale of website license to affiliate                       --           (25,573)
                                                              ------------    ------------
                                                                 1,276,216       1,354,063
                                                              ------------    ------------

      Loss from operations                                      (1,180,101)     (1,316,000)

OTHER EXPENSE:
   Other                                                              --            (1,562)
   Interest expense                                                (10,061)         (1,395)
                                                              ------------    ------------

      Net loss                                                $ (1,190,162)   $ (1,318,957)
                                                              ============    ============

      Basic and diluted loss per share                        $      (0.06)   $       (.09)
                                                              ============    ============

      Basic and diluted weighted average shares outstanding     19,620,813      14,325,984
                                                              ============    ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             GIVEMEPOWER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Two Years Ended June 30, 2003 and 2002

                                                                                                             Total
                                       Common Stock             Additional   Accumulated                  Stockholders'
                                  -------------------------      Paid-in    Comprehensive   Retained        Equity
                                    Shares        Amounts        Capital       Income        Deficit       (Deficit)
                                  ----------    -----------    -----------   -----------   -----------    -----------
BALANCE, June 30, 2001            13,301,851    $    13,302    $ 1,258,960   $        51   $(1,190,687)   $    81,626
Shares cancelled                    (150,000)          (150)           150            --            --             --
Shares issued for services         1,820,005          1,820        736,983            --            --        738,803
Sale of common stock                 528,260            528        253,544            --            --        254,072
Comprehensive Loss:
   Net loss                               --             --             --            --    (1,318,957)    (1,318,957)
   Foreign currency                       --             --             --        15,155                       15,155
                                                                                                          -----------
      Total comprehensive loss                                                                             (1,303,802)
                                                                                                          -----------
                                 -----------    -----------    -----------   -----------   -----------    -----------
BALANCE, June 30, 2002            15,500,116         15,500      2,249,637        15,206    (2,509,644)      (229,301)
Shares issued for debt             2,144,600          2,145        212,855            --            --        215,000
Shares issued for services         5,154,889          5,155        606,303            --            --        611,458
Sale of common stock               3,592,059          3,592        258,068            --            --        261,660
Options issued for services               --             --         19,336            --            --         19,336
Debt discount                             --             --          9,314            --            --          9,314
Comprehensive loss:
   Net loss                               --             --             --            --    (1,190,162)    (1,190,162)
   Foreign currency                       --             --             --        60,721            --         60,721
                                                                                                          -----------
      Total comprehensive loss            --             --             --            --            --     (1,129,441)
                                                                                                          -----------
                                 -----------    -----------    -----------   -----------   -----------    -----------
BALANCE, June 30, 2003            26,391,664    $    26,392    $ 3,355,513   $    75,927   $(3,699,806)   $  (241,974)
                                 ===========    ===========    ===========   ===========   ===========    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2003 and 2002

                                                                               2003           2002
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(1,190,162)   $(1,318,957)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Stock and options issued for services                                 630,794        738,803
         Non-cash interest                                                       9,314             --
         Depreciation                                                           10,669          9,138
Net increase in:
         Accounts receivable                                                      (303)         1,915
         Other current assets                                                    1,345            898
         Accounts payable                                                      252,533        146,587
         Accrued expenses                                                       13,948         (1,568)
                                                                           -----------    -----------

Net cash used in operating activities                                         (271,862)      (423,184)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                                    (1,974)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Sales of stock                                                        261,660        254,072
         Payments on installment notes payable                                  (3,593)        (3,058)
         Proceeds from notes payable                                            66,021         35,414
         Net change in note payable from related party                          20,586         (6,073)
                                                                           -----------    -----------
Net cash provided by financing activities                                      344,674        280,355
                                                                           -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH                                                56,801         15,155
                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                129,613       (129,648)

CASH AND CASH EQUIVALENTS, beginning of year                                    24,654        154,302
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                     $   154,267    $    24,654
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Payment of interest                                               $        --    $        18
                                                                           ===========    ===========
         Payment of taxes                                                  $        --    $        --
                                                                           ===========    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

GiveMePower Corporation, a Nevada corporation formed in April 2000, sells software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States, through its wholly owned Canadian subsidiary GiveMePower Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of GiveMePower and its subsidiary GiveMePower Inc. after the elimination of inter-company transactions. All references to "GiveMePower" include the transactions of GiveMePower and its subsidiary, accounted for on a consolidated basis.

Cash and cash equivalents

For purposes of the cash flow statement, cash equivalents include all highly liquid investments with original maturities of three months or less.

Office Equipment

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

Revenue Recognition

GiveMePower recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of PowerCAD software to end users, developer sign-up fees, and royalties per unit purchased for resale from the sale of PowerENGINE to software developers, who create and resell value-added applications. Revenue from software sales to end users is recognized when the software is shipped. Developer sign-up fees consist of the sale of software licenses and a one year help desk subscription to developers. Experience has shown that the help desk subscription is insignificant in cost and time and should not be deferred over time. Revenue from developer sign-up fees is recognized when the licenses are delivered. Royalty revenue from developers is recognized each time a developer obtains alphanumeric codes that enable copies of the development engine to properly function in the developer's end product. Warranty claims and customer help services are considered insignificant.

Income Taxes

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Use of Estimates

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

New Accounting Pronouncement

GiveMePower does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Foreign currency translation

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

Stock-Based Compensation

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

Had compensation cost for the GiveMePower's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, GiveMePower's net losses and loss per share would not have changed, as shown in the pro forma amounts indicated below:

                                                         Year Ended June 30,
                                                   ----------------------------
                                                      2003             2002
                                                   -----------    -------------

Net loss, as reported                              $(1,190,162)   $  (1,318,957)
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards                                (11,000)              --
                                                   -----------    -------------
Pro forma net loss                                 $(1,201,162)   $  (1,318,957)
                                                   ===========    =============

Loss per share:
Basic and diluted - as reported                    $     (0.06)   $       (0.09)
                                                   ===========    =============
Basic and diluted - pro forma                      $     (0.06)   $       (0.09)
                                                   ===========    =============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2003 and 2002: dividend yield and expected volatility of 325%; risk-free interest rate of 3.0% , and expected lives of 5 years.

NOTE 2 - GOING CONCERN

GiveMePower's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in April 2000, GiveMePower has accumulated losses aggregating $3,699,806, including a loss of $1,190,162 for the year ended June 30, 2003. GiveMePower had a working capital deficit of $250,077 and a stockholders' deficit of $241,974 as at June 30, 2003. Management's plans for GiveMePower's continued existence include cutting overhead costs, selling additional stock or borrowing additional funds to increase marketing efforts to raise its sales volume and leveraging third party agents to significantly broaden current sales channels.

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

NOTE 3 - LICENSE AGREEMENT

In February 2001 GiveMePower was granted a temporary license from Felix Computer Aided Technologies GmbH ("Felix"), the developer and owner of the desktop software FelixCAD and GDE which are being sold as PowerCAD and PowerENGINE by GiveMePower. On August 10, 2001, GiveMePower issued 1,000,000 shares of its stock to Felix in exchange for a 5-year license extension. Under the extended agreement, GiveMePower is obligated to make minimum quarterly payments of $50,000 starting January 2002 through December 2005. Felix has the right to increase these minimum quarterly payments by up to 20% per year beginning January 2004. Minimum maintenance fees may be used to offset the running maintenance fees, which range from 10% (sales up to $1 million per year) to 7% (sales over $6 million per year) of net sales, depending on the total net sales. In the event running maintenance fees exceed minimum maintenance fees, the net amount will be charged to product development. Minimum maintenance fees are charged to research and development as a period cost. During the year ended June 30, 2003, GiveMePower agreed to issue 2,000,000 shares of common stock for $200,000 due to Felix under the agreement noted above.

Also in February 2001 GiveMePower signed an agreement with Autopack GmbH for the non-exclusive North American rights to distribute CE CAD, a 100% compatible software to PowerCAD and PowerENGINE but designed for use on portable or handheld computers. The initial term of the agreement is for 12 months with automatic renewal terms of 12 months. Autopack has agreed to supply GMPW with ongoing upgrades, updates and technical support in exchange for a percentage of net sales ranging from 25% to 50% based on cumulative licenses sold by GiveMePower.

GiveMePower utilizes core technologies manufactured by Felix and Autopack which form part of the Grabert Group of companies founded and owned by Wilfried Grabert, who is also one of the company's directors. As noted above, GiveMePower issued 1,000,000 shares of our common stock to Felix in exchange for a five-year license extension. The fair value of these shares was $500,000 ($0.50 per share) and was recorded as compensation expense in June 2002.

As of June 30, 2003, GiveMePower was behind in the minimum required Felix payments. No agreement to modify the original terms has occurred. $156,409.56 is included in accounts payable as of June 30, 2003.

NOTE 4 - NOTES PAYABLE

Notes payable consists of advances from existing shareholders. These amounts totaling $86,435 at June 30, 2003 are unsecured, bear interest at 12%, and are repayable in three to twelve months. In addition to interest at 12%, 476,999 warrants exercisable at $.50 and $1.00 per share anytime, were issued to the debt holders. As of November 3, 2003, all but 200,000 warrants have expired and were unexercised at the time of expiration. The remaining 200,000 warrants expire in lots of 75,000 on September 10, 2004 and 125,000 on January 10, 2005. The fair value of these warrants is insignificant.

During the year ended June 30, 2003, GiveMePower issued 144,600 shares to 3 debt holders for $35,000 in notes payable.

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

Note payable to related party is due to a company owned by the president of GiveMePower This note carries no interest and is unsecured.

NOTE 6 - OPTIONS AND WARRANTS

The following table summarizes stock option activity:

Outstanding July 1, 2001                                                650,000
Granted                                                                  30,000
Canceled or expired                                                          --
Exercised                                                                    --
                                                                     ----------
Outstanding, June 30, 2002                                              680,000
                                                                     ==========
Exercisable at June 30, 2002                                            680,000
                                                                     ==========
Weighted-average fair value of options, granted during the
   year                                                              $     0.00
                                                                     ==========

Outstanding, July 1, 2002                                               680,000
Granted                                                               1,030,000
Canceled or expired                                                    (200,000)
Exercised                                                                    --
                                                                     ----------
Outstanding, June 30, 2003                                            1,510,000
                                                                     ==========
Exercisable June 30, 2003                                             1,510,000
                                                                     ==========
Weighted-average grant-date fair value of
   options, granted during the year                                  $      .18
                                                                     ==========
Weighted-average remaining, years of contractual life                         8
                                                                     ==========

Warrants outstanding and exercisable as of June 30, 2003:

                              ---Outstanding---                  Exercisable
Exercise Price     Number of Shares       Remaining Life       Number of Shares
--------------     ----------------       --------------       ----------------
$.50                   276,999                   1                 276,999
$1.00                   75,000                   2                  75,000
$.25                   125,000                   2                 125,000

NOTE 7 - MAJOR CUSTOMERS

      During the year ended June 30, 2003 and 2002, major customers were as follows:

                                                  2003                    2002
                                                  ----                    ----
Customer A                                      $10,498                  $10,000
Customer B                                      $10,473                   $6,000

NOTE 8 - CONTINGENCIES

On August 20, 2003, GiveMePower, Inc .our operating subsidiary, received a notice from the International Centre for Dispute Resolution ("ICDR") pertaining to a Demand for Arbitration dated August 7, 2003 of a controversy arising out of a contract dispute between GiveMePower, Inc. and the Claimant, Jay & Associates, LLC d/b/a Elite Equity Marketing ("Elite"), a Maryland limited liability company. The Claimant has requested that the hearing be held in New York, NY, USA.

Under the Demand for Arbitration, Elite claims that GiveMePower had a consulting agreement with Elite whereby GiveMePower would issue up to 735,290 shares of common stock plus up to 1,000,000 warrants to acquire GiveMePower shares. GiveMePower issued Elite 298,118 shares and has not issued any additional shares, nor released any warrants from escrow due to Elite not performing the required services. No liability has been recorded by GiveMePower related to the additional shares due under consulting agreement. GiveMePower believes this case to be without merit and Management does not believe that Elite will prevail.

On October 27, 2003, GiveMePower, Inc., our operating subsidiary, received a notice from the Provincial Court of Alberta, Civil Claims, wherein the former CFO alleged that GiveMePower, Inc. failed to pay him certain moneys for services he performed for the Company. The requested payment by the former CFO is approximately $13,000. GiveMePower believes this case to be without merit and Management does not believe that the former CFO will prevail.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Officers

Our Bylaws provide that the number of directors who shall constitute the whole board shall be such number as the Board of Directors shall at the time have designated. We confirm that the number of authorized directors has been set at five pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. All directors officially consented to join GMPW's Board of Directors effective June 17, 2001. Mr. Grabert was placed on the Board of Directors as part of the licensing agreement with Felix Computer Aided Technologies GmbH.

Information pertaining to our directors and executive officers are as follows:

NAME AND ADDRESS                       AGE      POSITIONS HELD              SINCE
----------------                       ---      --------------              -----
W.V. (Bill) Walton, Calgary, Alberta    45      Director, President & CEO   April 2000
Wilfried Grabert, Berlin, Germany       54      Director                    June 2001
Richard Cheyne, Vancouver,
  British Columbia                      44      Director                    June 2001
Jeffrey Fajgenbaum, Nashville,
  Tennessee                             44      Director                    June 2001
Tim Nye, Guelph, Ontario                39      Director                    June 2001
Todd Noble, Calgary, Alberta*           40      CFO, Treasurer & Secretary  July 2000

* Todd Noble resigned as CFO, Treasurer and Secretary on May 9, 2003. As of September 9, 2003, Jim Bolokoski has been serving as acting CFO and Bill Walton has been serving as acting Treasurer and Secretary. Mr Bolokoski plans to join the Company as an employee and as CFO within 90 days of the filing of this report.

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

W.V. (BILL) WALTON - DIRECTOR, PRESIDENT & CEO. Mr. Walton has over 18 years of company ownership and senior executive management experience in technology companies. Mr. Walton is the President and sole shareholder of Sundance Marketing International Inc. Incorporated in 1991, Sundance Marketing became one of Canada's leading civil engineering and infrastructure design software companies with 700+ corporate clients using over 2,000 systems. In April 1999, Sundance Marketing became the exclusive North American agent for FelixCAD(R) and the Graphic Developer's Engine(R). From January 1997 to April 1999, Mr. Walton consulted to a prominent manufacturer of surveying and mapping software as Director of Sales and Marketing, who is now one of North America's leading suppliers of software to land surveyors, civil engineers, cartographers, and accident reconstruction experts. Prior to forming Sundance Marketing, Mr. Walton spent nine years with Cansel Survey Equipment Ltd., Canada's largest Survey Equipment and Supply company. For six years, Mr. Walton acted as National Systems Manager for Cansel. His responsibilities included the creation and expansion of a "Systems" division within Cansel. This included product establishment/procurement for the division, growth of the division, and leadership for sales and marketing of the division.

WILFRIED GRABERT - DIRECTOR. Mr. Grabert is owner and founder of the Grabert Group of Companies in Berlin, Germany, which includes Grabert Software & Engineering GmbH, Autopack GmbH and Felix Computer Aided Technologies GmbH (Felix), which supply us with core technologies for our principal products. The Grabert Group owned and operated one of the world's largest independent distributors of AutoCAD and AutoCAD solutions, manufactured by Autodesk. Mr. Grabert, through his company Felix, has privately funded the development, refinement, and worldwide distribution of FelixCAD and GDE to date. Mr. Grabert's broad successes in the computer aided design industry, combined with his astute business acumen, will help GMPW sustain and support its foray into the computer aided design marketplace.

RICHARD CHEYNE - DIRECTOR. Formerly a seven-year veteran of Microsoft Corporation, Mr. Cheyne was one of the early pioneers of LAN-based email. Working for Consumers Software, Mr. Cheyne was one of the key developers of what became "Microsoft Mail for PC Networks" after Microsoft acquired Consumers in 1991. During his time with Microsoft, Mr. Cheyne served for 5 years as the Quick Fix and Engineering (QFE) manager for Microsoft Mail. In 1996, Mr. Cheyne became QFE manager for "Microsoft Site Server" and "Microsoft Commercial Internet Server", two of Microsoft's software products. Mr. Cheyne was responsible for preparing support staff as well as providing hot fixes and service packs for all of these products. Mr. Cheyne's experience in product development and managing quality control standards for some of Microsoft's most important Internet software products, will provide invaluable direction in GMPW's quest to consistently deliver innovative, high-quality solutions to its client base.

JEFFREY FAJGENBAUM - DIRECTOR. Mr. Fajgenbaum is a former GSOD Global Project Manager at Lucent Technologies. His responsibilities included planning, scheduling, and coordination of voice, data, and multimedia projects for a global client list of leading telecommunications and networked environments. Winner of Lucent's most valuable GSOD associate award in 1999, Mr. Fajgenbaum is professionally certified in an extensive list of Cisco Systems and Supporting Applications. Mr. Fajgenbaum is a Project Management Institute (PMI) member who majored in Business Law at City University of New York, with a Masters Certificate in Project Management. Mr. Fajgenbaum's extensive experience in managing multi-million dollar projects on a global scale, combined with his 15 years of dealing with major corporate and government clients, provides invaluable assistance to GMPW.

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

TODD NOBLE - (resigned as CFO, Secretary and Treasurer on May 9, 2003). Mr. Noble is a Chartered Financial Analyst with over 14 years of experience in finance, treasury and marketing. Mr. Noble's experience includes being Treasurer of The Forzani Group Ltd., a Toronto Stock Exchange listed company with annual revenues exceeding $225 million and Treasury Manager of Agrium Inc., a New York Stock Exchange listed company with annual revenues exceeding $1.9 billion.

J.L (JIM) BOLOKOSKI - (Key Consultant and acting CFO since September 9, 2003). Mr. Bolokoski is a Certified Management Accountant currently acting under contract to GMPW. He most recently worked at PricewaterhouseCoopers, the world's largest professional services organization, where he advised public and private companies on corporate finance including capital raising, acquisitions and divestitures. Having served in positions as chief financial officer, chief operating officer, and director of investor relations, Mr. Bolokoski's expertise includes increasing shareholder value, strategic alliances, corporate restructuring, and taxation. Within 90 days of the filing of this report, Mr. Bolokoski will be presented with an Employment Contract to join the Company as Chief Financial Officer.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings, except for Wilfried Grabert, a Director of our company who received 2,000,000 shares of our common stock between October 1, 2002 and June 30, 2003 for relief of $200,000 in debt owed by GiveMePower to Felix Computer Aided Technologies GmbH, of which Mr. Grabert is the principal owner.

A Form 5 Disclosure Statement listing Mr. Grabert's current holdings is expected to be filed on or about November 13, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

-------------------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                            Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                       Awards                  Payouts
-------------------------------------------------------------------------------------------------------------------------------
     (a)         (b)       (c)        (d)            (e)             (f)            (g)             (h)             (i)
-------------------------------------------------------------------------------------------------------------------------------
                                                    Other        Restricted      Securities
  Name and                Annual     Annual        Annual           Stock        Underlying                      All Other
  Principal    Fiscal     Salary     Bonus      Compensation       Awards       Options/SARs    LTIP Payouts    Compensation
  Position      Year       ($)        ($)            ($)             ($)            (#)             ($)             ($)
-------------------------------------------------------------------------------------------------------------------------------
W.V. (Bill)     2003     $47,798     $    0          $0              $0           400,000            $0              $0
Walton, CEO    ----------------------------------------------------------------------------------------------------------------
                2002     $40,000     $1,200          $0              $0           250,000            $0              $0
               ----------------------------------------------------------------------------------------------------------------
                2001     $40,000     $    0          $0              $0                 0            $0              $0
-------------------------------------------------------------------------------------------------------------------------------
Todd Noble,     2003     $32,000     $    0          $0              $0          (200,000)           $0              $0
CFO*
               ----------------------------------------------------------------------------------------------------------------
                2002     $32,000     $  600          $0              $0           200,000            $0              $0
               ----------------------------------------------------------------------------------------------------------------
                2001     $32,000     $    0          $0              $0                 0            $0              $0
-------------------------------------------------------------------------------------------------------------------------------

*Todd Noble resigned as CFO, Treasurer and Secretary on May 9, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2003, the number and percentage of outstanding shares of company Common Stock owned by (i) each person known to GMPW to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners            Number of Common Stock Beneficially Owned     Percentage of Ownership(1)
-------------------------------------------------------------------------------------------------------------
(i) Persons beneficially owning more than 5% of
    outstanding Common stock

W.V. Walton Family Trust                                  2,624,225                                9.94%
Wilfried Grabert                                          3,000,030                               11.37%
Scott Sabins Profit Sharing Plan                          2,125,000                                8.05%

(ii) Directors of the Corporation

W.V. (Bill) Walton(2)                                     2,624,225                                9.94%
Wilfried Grabert                                          3,000,030                               11.37%
Richard Cheyne                                              100,000                                0.38%
Jeffrey Fajgenbaum                                          100,000                                0.38%
Tim Nye                                                     100,000                                0.38%

(iii) Officers of the Corporation

W.V. (Bill) Walton(2)                                     2,624,225                                9.94%
Todd Noble(3)                                                50,000                                0.19%

(iv) Directors and Officers as a Group

Directors and Officers of the Corporation                 5,974,225                               22.64%
(6 persons(3))

(1) Based upon 26,391,664 outstanding at year end; June 30, 2003. This total does not include the exercise of warrants or options.
(2) Mr. Walton's holdings are listed twice, as he has an indirect ownership in the shares held in the name of W.V. Walton Family Trust.
(3)   Todd Noble resigned as CFO, Treasurer and Secretary on May 9, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Stock Options

The following table sets forth the individual grants of stock options made during the last fiscal year to each of the names individuals.

                                              Percent of Total
                        Number of Securities   Options Granted   Exercise or  Vesting
Name                     Underlying Options    In Fiscal Year     Base Price  Period
----                     ------------------    --------------     ----------  ------
W.V. Walton                    200,000              19.4%           $0.30      1 year
W.V. Walton                    200,000              19.4%           $0.30     2 years
Dave Wilkinson                 100,000               9.7%           $0.30     2 years
Deb Walton                     100,000               9.7%           $0.30     2 years
Peter Ireland                   30,000               2.9%           $0.30     2 years
Chris Agagnier                 100,000               9.7%           $0.30     2 years
Tim Nye                         50,000               4.9%           $0.30     2 years
Richard Cheyne                  50,000               4.9%           $0.30     2 years
Jeff Fajgenbaum                 50,000               4.9%           $0.30     2 years
Christian Kramer                30,000               2.9%           $0.30     2 years
Henning Thiele                  30,000               2.9%           $0.30     2 years
Stefan Schmidt                  20,000               1.9%           $0.30     2 years
Will Bligh                      10,000               0.9%           $0.30     2 years
Wilfried Graebert               30,000               2.9%           $0.30     2 years
Robert Graebert                 30,000               2.9%           $0.30     2 years
-------------------------------------------------------------------------------------
Total Options Granted in     1,030,000              99.9%           $0.30   See above
fiscal 2003

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Shares Issued To Wilfried Grabert

From October 1, 2002 to June 30, 2003, we issued a total of 2,000,000 common shares of GMPW to Wilfried Grabert, a Director of our company, to alleviate $200,000 in payments owed to Felix Computer Aided Technologies GmbH, which supplies us with core software technologies and which Mr. Grabert is the majority owner.

Shares Issued To Florish Enterprises

On April 7, 2003 we issued 420,000 shares to Flourish Enterprises, a proprietorship controlled by Deb Walton, the sister of Bill Walton, our president and CEO, for professional consulting services provided by Flourish from January 2001 through June 30, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit  Description                                                                                          Page
-------  -----------                                                                                          ----
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     34
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     35
32.2     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     36
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GiveMePower Corporation
(Registrant)

By: /s/ William V. Walton                                Dated: November 3, 2003
   --------------------------------
   William V. Walton
   Director, Chief Executive Officer,
   President And Acting Treasurer and Secretary
   (As a duly authorized officer on behalf of the
   Registrant and as Principal Executive Officer)


By:/s/ Jim Bolokoski                                     Dated: November 3, 2003
   --------------------------------
   Jim Bolokoski
   Acting Chief Financial Officer
   (As a duly authorized officer on behalf of the
   Registrant and as Principal Financial and
   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Wilfried Grabert, Director       By:/s/ Tim Nye
   --------------------------------        -------------------------------------
   Wilfried Grabert, Director              Tim Nye, Director
   November 3, 2003                        November 3, 2003


By:/s/ Richard Cheyne                   By:/s/ Jeffrey Fajgenbaum
   --------------------------------        -------------------------------------
   Richard Cheyne, Director                Jeffrey Fajgenbaum, Director
   November 3, 2003                        November 3, 2003