Form 10QSB
period 2003-09-30
GIVEMEPOWER CORP
filed 2003-11-19
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the First Quarter Ended September 30, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

================================================================================

                        Commission File Number 333-67318

                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              87-0291528
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

   5925 - 12 Street SE, Suite 230                             (403) 287-6001
      Calgary, Alberta, Canada               T2H 2M3       (Issuer's telephone
(Address of principal executive office)   (Postal Code)           number)

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

Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to Form 10-QSB.

Yes |_|   No |X| Delinquent filers are disclosed herein.

Total revenues for the First Quarter Ended September 30, 2003 were $20,333.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_|   No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2003 there were 26,391,664 shares of issuer's common stock outstanding.

================================================================================

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                 For the First Quarter Ended September 30, 2003

================================================================================

Part I                                                                     Page
------                                                                     ----

Item 1. Financial Statements.                                                4

        a. Consolidated Balance Sheet as of September 30, 2003               4
        b. Consolidated Statements of Operations
            for the Three Months Ended September 30, 2003 and 2002           5
        c. Consolidated Statements of Cash Flows
            for the Three Months Ended September 30, 2003 and 2002           6
        d. Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis or Plan of Operation            7

Part ll                                                                    Page
-------                                                                    ----

Item 3. Legal Proceedings.                                                   9

Item 4. Controls and Procedures.                                             9

Item 5. Submission of Matters to a Vote of Security Holders.                10

Item 6. Market for Common Equity and Related Stockholder Matters.           10

Item 7. Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                          10

Item 8. Exhibits and Reports on Form 8-K.                                   10

Signatures.                                                                 10

                                     PART I

FORWARD-LOOKING INFORMATION

This Quarterly Report of GiveMePower Corporation ("GMPW" or the "Company") on Form 10-QSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," "intends", "objectives" and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Quarterly Report on Form 10-QSB. Actual events or results may differ materially from those discussed herein.

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

ITEM 1.  FINANCIAL STATEMENTS

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                               September 30, 2003

                      ASSETS

Cash                                                                $    86,202
Accounts receivable                                                       2,865
Other current assets                                                      3,608
                                                                    -----------
           Total Current Assets                                          92,675

Property and equipment, net
  accumulated depreciation                                                8,648
                                                                    -----------
Total Assets                                                        $   101,323
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                    $   321,066
Accrued expenses                                                         15,485
Note payable to related party                                            45,126
Notes payable                                                            86,435
                                                                    -----------
Total Current Liabilities                                               468,112

Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 26,391,664 shares
  issued and outstanding                                                 26,392
Additional paid in capital                                            3,355,513
Comprehensive income                                                     71,306
Retained deficit                                                     (3,820,000)
                                                                    -----------
         Total Stockholders' Equity                                    (366,789)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   101,323
                                                                    ===========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2003 and 2002

                                                      2003             2002
                                                  ------------     ------------

Revenues                                          $     20,333     $     22,411

Operating expenses
  Sales and Marketing                                    8,143            1,723
  General and Administrative                            75,266           92,805
  R&D - Product Development                             57,118           71,930
                                                  ------------     ------------
                                                       140,527          166,458
                                                  ------------     ------------
Net operating loss                                    (120,194)        (144,047)

Other expense
  Interest Expense                                                       (1,518)
  Other Income from Affiliate
                                                  ------------     ------------
NET LOSS                                              (120,194)        (145,565)
                                                  ------------     ------------
Comprehensive Income
  Foreign Currency Translation Adjustments              15,238              441
                                                  ------------     ------------
Comprehensive Loss                                $   (104,956)    $   (145,124)
                                                  ============     ============

Net Loss Per Common Share                               $(0.01)          $(0.01)
Weighted Average Common Shares Outstanding          23,691,664       15,607,597

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2003 and 2002

                                                         2003           2002
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(120,194)     $(145,565)
Adjustments to reconcile net deficit to cash
  used in operating activities:
    Stock issued for services                             31,992
    Depreciation and amortization                          2,214          1,484
Net (increase) decrease in:
  Accounts receivable                                     (9,410)        (7,872)
  Other current assets                                      (945)         1,640
  Accounts payable and accrued expenses                   59,557         42,588
                                                       ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                    (68,778)       (75,733)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of notes payable                                      76,750
Payments on notes payable                                               (20,414)
Payments on installment notes payable                                    (1,079)
                                                       ---------      ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                 55,257
                                                       ---------      ---------

EFFECT OF EXCHANGE RATES ON CASH                             713            622
                                                       ---------      ---------

NET DECREASE IN CASH                                     (68,065)       (19,854)

Cash balances
  - Beginning                                            154,267         24,654
                                                       ---------      ---------
  - Ending                                             $  86,202      $   4,800
                                                       =========      =========

                             GIVEMEPOWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GiveMePower Corporation, a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the GiveMePower's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported on Form 10-KSB, have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the "Risk Factors" section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

The current quarterly net loss was $120,194, a reduction of $25,371 or 17.4% in comparison to last year's comparable quarter.

REVENUES

Revenue totaled $20,333 for the current quarterly period a reduction of $2,078 or 9.3% in comparison to last year's comparable quarter.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses totaled $8,143 for the current quarterly period an increase of $6,420 or 372.6% in comparison to last years comparable quarter. Sales and marketing expenses have been nominal largely due to the efforts to finalize the development of our core product line prior to launching concerted sales and marketing initiatives. It is anticipated that substantially increased sales and marketing activities will commence in Quarter 2 and 3 throughout fiscal 2004 as the company finalizes its strategy for broader commercial market introduction of our retail and embedded products and services.

General and Administrative

General and administrative expenses totaled $75,266 for the current quarterly period a reduction of $17,539 or 18.8% in comparison to last year's comparable quarter.

R&D - Product Development

Product development expenses totaled $57,118 for the current quarterly period a reduction of $14,182 or 20.6% in comparison to last years comparable quarter. Product development costs resulted from the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had negative working capital of $375,437. Of this amount, $86,435 in Notes payable will be settled by conversion to common stock. The Company will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

STATEMENTS OF CASH FLOW

Cash Flow from Operations

For the quarter ended September 30, 2003 net cash used in operating activities was $68,778, a decrease of $6,955 in comparison to last year's comparable quarter. GMPW is conserving its' uses of cash as it will continue to issue shares for services and focus its resources primarily towards the development and enhancement of our principal products and services, and enhance our website and other delivery mechanisms in anticipation of increased future sales and marketing activities.

Capital Expenditures

For the quarter ended September 30, 2003 and September 30, 2002 no capital expenditures were incurred. GMPW expects to incur future capital expenditures for office furniture and computer equipment if and when it hires new employees.

Financing Activities

For the quarter ended September 30, 2003 no increase in cash flow was incurred, in the comparable quarter to last year the Company had a net increase in cash flow of $55,257.

FUTURE RESULTS

The results of operations for the quarterly period September 30, 2003 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters and/ or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

                                     PART II

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

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation by Messrs. William V. Walton and Jim Bolokoski, President and Chief Financial Officer of the Company respectively, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Messrs. Walton and Bolokoski concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

2004 TRANSACTIONS

No sales of Unregistered Securities occurred in quarter ended September 30, 2003 as compared to 306,694 shares issued for; cash, consulting services and product development in last year's comparable quarter.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit  Description                                                                                         Page
-------  -----------                                                                                         ----
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    11
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    12
32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    13
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GiveMePower Corporation
(Registrant)


By:                                         Dated: November 19, 2003
   --------------------------------------
   William V. Walton
   Director, Chief Executive Officer,
   President And Acting Treasurer and
   Secretary
   (As a duly authorized officer on
   behalf of the Registrant and as
   Principal Executive Officer)


By:                                         Dated: November 19, 2003
   --------------------------------------
   Jim Bolokoski
   Acting Chief Financial Officer
   (As a duly authorized officer on
   behalf of the Registrant and as
   Principal Financial and Accounting
   Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.