Form 10QSB
period 2003-12-31
GIVEMEPOWER CORP
filed 2004-02-13
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                [GRAPHIC OMITTED]
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Second Quarter Ended December 31, 2003



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


Yes   [ x ]   No  [   ]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to Form 10-QSB.


Yes [   ]   No  [ x ]   Delinquent filers are disclosed herein.


Total revenues for the Second Quarter Ended December 31, 2003 were $47,537.


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.


Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.


Yes  [   ]   No  [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2003 there were 26,395,173 shares of issuer's common stock outstanding.

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                 For the Second Quarter Ended December 31, 2003

Part I                                                                                                     Page
Item 1.  Financial Statements.                                                                               4

         a. Consolidated Balance Sheet as of December 31, 2003                                               4
         b. Consolidated Statements of Operations
             for the Three and Six Months Ended December 31, 2003 and 2002                                   5
         c. Consolidated Statements of Cash Flows
             for the Three and Six Months Ended December 31, 2003 and 2002                                   6
         d. Notes to Consolidated Financial Statements                                                       7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                           7


Part II                                                                                                    Page

Item 2.  Changes in Securities                                                                               9

Item 3.  Legal Proceedings.                                                                                  9

Item 4.  Controls and Procedures.                                                                           10

Item 5.  Submission of Matters to a Vote of Security Holders.                                               10

Item 6.  Market for Common Equity and Related Stockholder Matters.                                          10

Item 7.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                                                          10

Item 8.  Exhibits and Reports on Form 8-K.                                                                  10


Signatures.                                                                                                 11

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

ITEM 1.  FINANCIAL STATEMENTS

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                                December 31, 2003

ASSETS

    Cash                                                                $  236,829
    Accounts receivable                                                     23,678
    Other current assets                                                     4,374
                                                                        -----------
       Total Current Assets                                                264,881

    Property and equipment, net of $30,777
       accumulated depreciation                                              8,927
                                                                        -----------
       Total Assets                                                     $  273,808
                                                                        ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

    Accounts payable                                                    $  388,421
    Accrued expenses                                                        11,789
    Note payable to related party                                           46,948
    Notes payable                                                          190,312
                                                                        -----------
       Total Current Liabilities                                           637,470
                                                                        -----------

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 50,000,000 shares
       authorized, 26,395,173 shares issued and outstanding                 26,395
    Additional paid in capital                                           3,605,439
    Comprehensive income                                                    44,196
    Retained deficit                                                    (4,039,692)
                                                                        -----------
       Total Stockholders' Deficit                                      (  363,662)
                                                                        -----------
       Total Liabilities and Stockholders' Deficit                      $  273,808
                                                                        ===========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
                       For the Three Months and Six Months
                        Ended December 31, 2003 and 2002

                                                              Three                               Six
                                                          Months Ended                       Months Ended
                                                          December 31,                       December 31,
                                                       2003              2002             2003             2002
                                                     ---------         ---------        ---------        ---------
Revenues                                            $  47,537           $23,209        $  67,869        $  45,620

Operating expenses
    Sales and marketing                                46,066             1,250           54,210            2,973
    General and administrative                        126,405           490,810          186,449          583,615
    R&D - product development                          56,570            56,644          113,688          128,574
                                                     ---------         ---------        ---------        ---------
                                                      229,041           548,704          354,347          715,162
                                                     ---------         ---------        ---------        ---------
       Net operating loss                            (181,504)         (525,495)        (286,478)        (669,542)

Other Income (Expense)
    Interest expense                                 ( 53,408)         (  2,413)        ( 53,408)       (   3,931)
                                                     ---------         ---------        ---------        ---------
       Net loss                                      (234,912)         (527,908)        (339,886)        (673,473)
                                                     ---------         ---------        ---------        ---------


Basic and diluted net loss
    per common share                                    $(.01)            $(.03)           $(.01)           $(.04)
Weighted average common shares
    outstanding                                    23,691,664        17,940,876       23,691,664       16,783,014

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 2003 and 2002

                                                                   2003                       2002
                                                                -----------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $(339,886)                 $(673,473)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                     1,930                    432,642
       Debt discount                                                51,667
       Option expense                                                                          12,174
       Depreciation and amortization                                 4,677                      3,616
    Net changes in:
       Accounts receivable                                         (22,291)                   (12,976)
       Other current assets                                         (1,711)                     1,114
       Accounts payable and accrued expenses                       123,373                    140,376
                                                                -----------                -----------
NET CASH USED IN OPERATING ACTIVITIES                             (182,241)                  ( 96,527)
                                                                -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                             (1,799)
                                                                -----------                -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           (1,799)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                    300,210                     81,191
    Payments on notes payable                                                                ( 20,414)
    Payments on installment notes payable                                                    (  2,074)
    Proceeds from sale of common stock                                                         12,000
    Net change in note payable from related party                    1,823
                                                                -----------                -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    302,033                     70,703
                                                                -----------                -----------

EFFECT OF EXCHANGE RATES ON CASH                                   (35,431)                     3,178
                                                                -----------                -----------
NET CHANGE IN CASH                                                  82,562                   ( 22,646)

Cash balances
-        Beginning                                                 154,267                     24,654
                                                                -----------                -----------
-        Ending                                                 $  236,829                   $  2,008
                                                                ===========                ===========

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

NOTE 2 - NOTES PAYABLE


In October 2003, GiveMePower received $300,000 from 5 individual investor in the form of 5% convertible notes due in one year, and convertible anytime by the holder into GiveMePower common stock at prices ranging from $.22 to $.40 per share.

Under generally accepted accounting principles, GiveMePower is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The total debt discount recorded on the convertible notes during the quarter ended December 31, 2003 was approximately $248,000. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require GiveMePower to expense the unamortized balance of the debt discount in full. $51,677 was expensed during the quarter ended December 31, 2003 related to the discount.

NOTE 3 - SUBSEQUENT EVENTS

In January 2004, GiveMePower issued 529,758 shares of common stock for the retirement of previous Notes Payable and a variety of consulting services.


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

The current quarterly net loss was $234,912, a reduction of $292,996 or 55.5% in comparison to last year's comparable quarter. The year to date loss was $339,886, a reduction of $333,587 or 49.5% in comparison to last year's comparable period.

                                    REVENUES

Revenue for the current quarter totaled $47,537 an increase of $24,328 or 104.8% in comparison to last year's comparable period. Year to date revenue totaled $67,869, an increase of $22,249 or 48.8% in comparison to last year's comparable period. Revenues have increased largely due to our customers continued growing acceptance of our retail PowerCAD product lines in conjunction with the completion of product updates for Windows Mobile 2003 and the introduction of our new reseller programs.


                               OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses totaled $46,066 for the current quarterly period an increase of $44,816 in comparison to last year's comparable quarter. Year to date sales and marketing expenses totaled $54,210, an increase of $51,237 in comparison to last year's comparable period. Sales and marketing expenses have increased due to the required efforts to expand the retail PowerCAD product lines, developers licenses and reseller programs throughout North America.

It is anticipated that these expenses will increase reflecting increased sales and marketing activities in Quarter 3 and 4 fiscal 2004 as the company finalizes its strategy for broader commercial market introduction of our retail and embedded products and services.

General and Administrative

General and administrative expenses totaled $126,405 for the current quarterly period a reduction of $364,405 or 74.2% in comparison to last year's comparable quarter. Year to date general and administrative expenses totaled $186,449 a reduction of $397,166 or 68.0% in comparison to last year's comparable period. General and administrative expenses decreased due to reduced consulting and professional fees.

R&D - Product Development

Product development expenses totaled $56,570 for the current quarterly period a reduction of $74 in comparison to last year's comparable quarter. Year to date product development expenses totaled $113,688 a reduction of $14,886 or 11.6% in comparison to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix. These costs cover all of the current product offerings.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.


                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had negative working capital of $568,922. Of this amount, $86,645 in Investor Notes Payable was converted to Common Stock on January 6th, 2004 and $300,000 is due October 15, 2004 unless converted into Common Stock as noted in the subordinated capital note. The Company will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

                             Statements of Cash Flow

Cash Flow from Operations

For the three months ended December 31, 2003 net cash used in operating activities was $113,463, an increase of $92,669 in comparison to last year's comparable quarter. For the six months ended net cash used in operating activities was $182,241, an increase of $85,714. The Company is endeavoring to conserve its' uses of cash and intends to continue to issue shares for services and focus its resources primarily towards the development and enhancement of our principal products and services. In addition, the Company will enhance its website and other product delivery mechanism efforts in anticipation of increased future sales and marketing activities.


Capital Expenditures

For the quarter and year to date period ended December 31, 2003 $1,799 of capital expenditures were incurred for various computer devices. No capital expenditures were incurred in the quarter and year to date December 31, 2002 comparable periods. The Company expects to incur future capital expenditures for office furniture and computer equipment if and when it hires new employees.


Financing Activities

For the quarter and year to date period ended December 31, 2003 financing activities increased cash flow by $302,033 from a financing initiative as compared to quarter ended December 31, 2002 of $15,446 and $70,703 for the cumulative period ended December 31, 2002.


                                 Future Results

The results of operations for the quarterly and year to date reporting period ended December 31, 2003 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters and/ or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

                                     PART II

ITEM 2. CHANGES IN SECURITIES

In the quarter ended December 31, 2003, a total of 3,509 shares of our Common Stock were issued to a single consultant for his marketing and web-site design services. This issuance is considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

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


ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

TRANSACTIONS THIS QUARTER

A total of 3,509 shares of our Common Stock were issued during the quarter and year to date period ended December 31, 2003 as compared to 3,922,775 shares in last year's comparable quarter and 4,229,469 shares for the year to date period December 31, 2002 issued for; cash, consulting services and product development.

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


GiveMePower Corporation
(Registrant)

By:/s/William V. Walton                             Dated: February 11,2004
-------------------
      William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)



By:/s/ Jim Bolokoski                                Dated: February 11, 2004
--------------------
       Jim Bolokoski
Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.