Form 10QSB
period 2004-03-31
GIVEMEPOWER CORP
filed 2004-05-13
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Third Quarter Ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

--------------------------------------------------------------------------------
                        Commission File Number 333-67318

                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

                       Nevada                                  87-0291528
    (State or other jurisdiction of incorporation           (IRS Employer
                  or organization)                           Identification No.)

    5925 - 12 Street SE, Suite 230
      Calgary, Alberta, Canada             T2H 2M3        (403) 287-6001
(Address of principal executive office) (Postal Code)(Issuer's telephone number)

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


Total revenues for the Third Quarter Ended March 31, 2004 were $20,788.


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.


Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.


Yes  [   ]   No  [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004 there were 26,776,938 shares of issuer's common stock outstanding.

--------------------------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                   For the Third Quarter Ended March 31, 2004

--------------------------------------------------------------------------------

Part I
                                                                                     Page

Item 1.  Financial Statements.                                                         4

         a. Consolidated Balance Sheet as of March 31, 2004                            4
         b. Consolidated Statements of Operations
             for the Three and Nine Months Ended March 31, 2004 and 2003               5
         c. Consolidated Statements of Cash Flows
             for the Three and Nine Months Ended March 31, 2004 and 2003               6
         d. Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis or Plan of Operation                     8


Part ll
------                                                                               Page

Item 1.  Legal Proceedings.                                                           11

Item 2.   Changes in Securities                                                       11

Item 3.  Defaults upon Senior Securities                                              11

Item 4.  Submission of Matters to a Vote of Security Holders.                         11

Item 5.  Other Information                                                            11

Item 6.  Exhibits and Reports on Form 8-K.                                            12


Signatures.                                                                           12

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

ITEM 1.  FINANCIAL STATEMENTS

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                                 March 31, 2004


ASSETS

    Cash                                                                $93,329
    Accounts receivable, net                                             15,245
    Other current assets                                                  6,274
                                                                     -----------
       Total Current Assets                                             114,848

    Property and equipment, net of $32,255
       accumulated depreciation                                           7,333
                                                                     -----------
       Total Assets                                                    $122,181
                                                                     ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

    Accounts payable                                                   $414,438
    Accrued expenses                                                     37,928
    Note payable to related party                                        46,363
    Notes payable                                                       165,667
                                                                     -----------
       Total Current Liabilities                                        664,396
                                                                     -----------

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 50,000,000 shares
       authorized, 27,027,190 shares issued and outstanding              27,028
    Additional paid in capital                                        3,803,802
    Comprehensive income                                                107,449
    Retained deficit                                                 (4,480,494)
                                                                     -----------
       Total Stockholders' Deficit                                     (542,215)
                                                                     -----------
       Total Liabilities and Stockholders' Deficit                     $122,181
                                                                     ===========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                          Ended March 31, 2004 and 2003

                                                              Three                              Nine
                                                          Months Ended                       Months Ended
                                                            March 31,                          March 31,
                                                     2004              2003             2004             2003
                                                     ---------         ---------        ---------        ---------
Revenues                                              $20,686           $32,259          $88,555          $77,879

Operating expenses
    Sales and marketing                                41,546                37           95,755            3,010
    General and administrative                        245,878           148,298          432,328          731,913
    R&D - product development                          56,750            67,329          170,438          195,903
                                                     ---------         ---------        ---------        ---------
                                                      344,174           215,664          698,521          930,826
                                                     ---------         ---------        ---------        ---------
       Net operating loss                            (323,488)         (183,405)        (609,966)        (852,947)

Other Income (Expense)
    Interest expense                                 (117,313)          (11,718)        (170,721)         (15,649)
                                                     ---------         ---------        ---------        ---------
       Net loss                                      (440,801)         (195,123)        (780,687)        (868,596)
                                                     ---------         ---------        ---------        ---------

    Currency Adjustment                                     0             7,911                0           11,702
                                                     ---------         ---------        ---------        ---------
       Total loss                                   $(440,801)        $(187,212)       $(780,687)       $(856,894)
                                                     ---------         ---------        ---------        ---------



Basic and diluted net loss
    per common share                                    ($.01)            ($.01)           ($.03)           ($.05)
Weighted average common shares
    outstanding                                    28,622,492        20,823,240       26,859,492       18,551,777

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2004 and 2003

                                                                               2004                       2003
                                                                             ---------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 ($780,687)                 ($868,596)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                               134,490                    392,158
       Non-cash Interest                                                       113,667
       Option expense                                                                                     107,975
       Depreciation and amortization                                             7,087                      6,380
       Interest expense from beneficial conversion
          Feature on convertible notes payable                                       0                      9,314
       Gain on sales of website content                                              0                    (25,573)
    Net changes in:
       Accounts receivable                                                     (13,857)                   (12,014)
       Other current assets                                                     (3,611)                     1,472
       Accounts payable and accrued expenses                                   175,530                    243,044
                                                                              ---------                 ----------
NET CASH USED IN OPERATING ACTIVITIES                                         (367,381)                  (120,267)


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase Fixed Assets, Equipment                                            (6,316)                         0


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                300,210                     60,822
    Payments on notes payable                                                        0                     (3,015)
    Proceeds from sale of common stock                                               0                     28,000
                                                                              ---------                 ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                300,210                     85,807
                                                                              ---------                 ----------

EFFECT OF EXCHANGE RATES ON CASH                                                12,549                     10,695
                                                                              ---------                 ----------
NET CHANGE IN CASH                                                             (60,938)                   (23,765)

Cash balances
-        Beginning                                                             154,267                     24,654
                                                                              ---------                  ---------
-        Ending                                                                $93,329                       $889
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


NOTE 2 - NOTES PAYABLE


In October 2003, GiveMePower received $300,000 from 5 individual investors in the form of 5% convertible notes due in one year, and convertible anytime by the holder into GiveMePower common stock at prices ranging from $.22 to $.40 per share.

Under generally accepted accounting principles, GiveMePower is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The total debt discount recorded on the convertible notes during the quarter ended December 31, 2003 was approximately $248,000. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require GiveMePower to expense the unamortized balance of the debt discount in full. $51,677 was expensed during the quarter ended December 31, 2003 and $62,000 during the quarter ended March 31, 2004 related to the discount.

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

The current quarterly net loss was $440,801, an increase of $253,589 or 135.5% in comparison to last year's comparable quarter. The year to date loss was $780,687, a reduction of $76,207 or 8.9% in comparison to last year's comparable period.

                                    REVENUES

Revenue for the current quarter totaled $20,686 a decrease of $11,573 or 35.8% in comparison to last year's comparable period. Year to date revenue totaled $88,555, an increase of $10,676 or 13.7% in comparison to last year's comparable period. Year to date revenues have marginally increased due to our customers growing acceptance of our retail PowerCAD product lines in conjunction with the completion of product updates for Windows Mobile 2003 along with the introduction of our new reseller and Power Developer programs.


                               OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses totaled $41,547 for the current quarterly period an increase of $41,510 in comparison to last year's comparable quarter. Year to date sales and marketing expenses totaled $95,756, an increase of $92,746 in comparison to last year's comparable period. Sales and marketing expenses have increased due to the required efforts to expand the retail PowerCAD product lines, developers licenses and reseller programs throughout North America.

It is anticipated that these expenses will increase reflecting increased sales and marketing activities in Quarter 4 fiscal 2004 as the company finalizes its strategy for broader commercial market introduction of our retail and embedded products and services.

General and Administrative

General and administrative expenses totaled $245,878 for the current quarterly period an increase of $97,580 or 65.8% in comparison to last year's comparable quarter. Year to date general and administrative expenses totaled $432,327 a reduction of $299,586 or 40.9% in comparison to last year's comparable period. General and administrative expenses decreased year over year due to reduced consulting and professional fees.

R&D - Product Development

Product development expenses totaled $56,750 for the current quarterly period, a reduction of $10,579 in comparison to last year's comparable quarter. Year to date product development expenses totaled $170,438, a reduction of 25,465 or 13.0% in comparison to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix. These costs cover all of the current product offerings.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.


                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had negative working capital of $549,548. Of this amount, $165,667 is in Investor Notes Payable which may be converted to Common Stock prior to October 15, 2004 as noted in the subordinated capital note. The Company will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.


                             Statements of Cash Flow

Cash Flow from Operations

For the nine months ended March 31, 2004, net cash used in operating activities was $367,381, an increase of $247,114 in comparison to last year's comparable period. The Company is endeavoring to conserve its uses of cash and intends to continue to issue shares for services and focus its resources primarily towards the development and enhancement of our principal products and services. In addition, the Company will enhance its website and other product delivery mechanism efforts in anticipation of increased future sales and marketing activities.


Capital Expenditures

For the nine months ended March 31, 2004, $6,316 of capital expenditures were incurred for various computer devices while no capital expenditures were incurred in comparison to last year's comparable period . The Company expects to incur future capital expenditures for office furniture and computer equipment if and when it hires new employees.


Financing Activities

For the nine months ended March 31, 2004, financing activities increased cash flow by $300,210 as compared to $85,807 in last year's comparable period.


                                 Future Results

The results of operations for the quarterly and year to date reporting period ended March 31, 2004 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters and/ or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

ITEM 3            CONTROLS AND PROCEDURES

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

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS.

                   JAY & ASSOCIATES, LLC VS. GIVEMEPOWER INC.

On August 20, 2003, GiveMePower, Inc ., our operating subsidiary, received a Notice of Claim from the International Centre for Dispute Resolution ("ICDR") pertaining to a Demand for Arbitration dated August 7, 2003 of a controversy arising out of a contract dispute between GiveMePower, Inc. and the Claimant, Jay & Associates, LLC d/b/a Elite Equity Marketing ("Elite"), a Maryland limited liability company. The Claimant has requested that the hearing be held in New York, NY, USA.

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

On March 31, 2004, GiveMePower, Inc. filed a Counter Claim against Elite before the American Arbitration Association in New York. GiveMePower has alleged that it was fraudulently induced to enter into the contract with Elite, and that Elite breached the contract by failing to perform. Damages requested by the Company include return of all stock that was paid in consideration; a total of 325,000 shares of Common Stock or equivalent monetary damages.

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

On November 18, 2003, the Company filed a Counterclaim against Mr. Noble. At the time of filing, the minimum damage claim was $36,000 and as stated in the Counterclaim, the Company believes that this damage amount may increase. By Order obtained from the Provincial Court of Alberta, dated April 5, 2004, the Company's claim against Mr. Noble and his claim against the Company have been transferred to the Court of Queens Bench of Alberta and the matters are ongoing.


ITEM 2.           CHANGES IN SECURITIES

In the quarter ended March 31, 2004, a total of 632,017 shares of our Common Stock were issued to a variety of consultants for marketing, web-site design, legal and other consulting services. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES;

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit                                      Description


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


GiveMePower Corporation
(Registrant)

By:/S/ William V. Walton                      Dated: May 13, 2004
--------------------------
William V. Walton Director, Chief Executive Officer, President And Acting Treasurer and Secretary
(As a duly authorized officer on behalf of the Registrant and as
Principal Executive Officer)


By:/S/Jim Bolokoski                           Dated: May 13, 2004
--------------------------
Jim Bolokoski Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant
and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.