Form 10KSB
period 2004-06-30
GIVEMEPOWER CORP
filed 2004-10-12
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2004


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


Total revenues for Fiscal Year 2004 were $117,391.


The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on June 30, 2004, was $2,566,737. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.


Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.


Yes  [   ]   No  [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2004 there were 27,049,433 shares of issuer's common stock outstanding.

                             GIVEMEPOWER CORPORATION
                                   FORM 10-KSB
                     For the Fiscal Year Ended June 30, 2004



Part I                                                                                                             Page

Item 1.    Description of Business.                                                                                 3

Item 2.    Description of Property.                                                                                15

Item 3.    Legal Proceedings.                                                                                      16

Item 4.    Submission of Matters to a Vote of Security Holders.                                                    16



Part ll                                                                                                            Page

Item 5.    Market for Common Equity and Related Stockholder Matters.                                               17

Item 6.    Management's Discussion and Analysis or Plan of Operation.                                              18

Item 7.    Financial Statements                                                                                    F-1

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.                   22

Item 8A.  Controls and Procedures.                                                                                 22


Part lll                                                                                                           Page

Item 9.    Directors, Executive Officers, Promoters and Control Persons.                                           23


Item 10.  Executive Compensation.                                                                                  25

Item 11.  Security Ownership of Certain Beneficial Owners and Management.                                          26

Item 12.  Certain Relationships and Related Transactions.                                                          27

Item 13.  Exhibits and Reports on Form 8-K.                                                                        28

Item 14.  Principal Accountant Fees and Services.                                                                  28


Signatures.                                                                                                        29


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

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

We are a Nevada corporation organized in 2001 for the purpose of developing, marketing and supporting computer software and related services that we both develop and license for resale. Our products and services are sold primarily in North America through our wholly owned subsidiary and principal operating entity, GiveMePower Inc., an Alberta corporation based in Calgary, Canada that we acquired and made a part of our organization in 2001.

We are an early-stage company whose long-term mission is to become a leading provider of computer-aided design ("CAD"), digital content management software and related solutions for businesses and individuals involved in the design, management and construction of man-made structures and manufactured products.

Our primary focus is on creating industry-compatible software tools which facilitate the use of CAD in both the office and in the field using Windows(R) desktop, laptop and XP Tablet PCs - as well as mobile and wireless Pocket PCs, Handheld PCs, SmartPhones and industry-specific devices designed specifically for the field or plant floor.

Primary industries able to benefit through use of our technologies include architecture, engineering, construction, real estate, land development, mapping, facilities management, geographic information system ("GIS") processing and computer-aided manufacturing ("CAM").

From inception through fiscal 2004, our efforts have been primarily directed at technology research, acquisition and development, website and e-business infrastructure development, market research and development, financing, and early-stage sales, marketing and promotional activities.

Our objective in fiscal 2005 is to successfully transition from a development stage company into a commercially viable sales, marketing and distribution enterprise capable of creating demand and distribution for our products and services, which are being crafted to offer affordable and industry-compatible CAD and digital blueprint processing across all Microsoft Windows-based mobile, wireless, desktop and laptop computers.

We are organized into two primary reporting segments; the Retail Products segment which accounted for 70% of revenues in fiscal 2004 (66% in fiscal 2003) and the Embedded Products segment which accounted for 30% of revenues in fiscal 2004 (34% in fiscal 2003).

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

The Embedded Products segment derives revenues by licensing our technologies and providing related support services to Original Equipment Manufacturer ("OEM") hardware manufacturers and third-party software developers who embed our technologies within value-added mobile, wireless and desktop computing solutions of their own design. Our embedded products are distributed through an annual subscription service, called the Power Developer Network(TM). OEM's pay a variable per-license fee for each solution they distribute which contain our technologies.

BUSINESS DEVELOPMENT

Headquartered in Calgary, Alberta, Canada, we were originally incorporated as GiveMePower.com, Inc. On September 15, 2000, we amended our Articles of Incorporation to change our corporate name to GiveMePower Inc.

On December 20, 2000, GiveMePower Inc. entered into a Plan and Agreement of Reorganization to undertake a reverse merger with a National Quotation Bureau public company called TelNet World Communications, Inc. (TelNet). TelNet had neither operations nor any working capital when GiveMePower Inc. entered into the reverse merger with it.

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

On February 28, 2001, GiveMePower Inc. negotiated the non-exclusive rights to co-develop, enhance, re-brand and distribute software technologies in North America, provided to us by AutoPack GmbH ("AutoPack") under automatically renewing one-year terms upon issuing three hundred thousand common shares of TelNet to Robert Grabert, the Chief Technology Officer of AutoPack for personal services related to development and support of the AutoPack products.

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

In February, 2002, we began limited marketing of our software products and services to North American businesses and individuals involved in two primary markets; 1) retail users involved in the design, construction and manufacture of man-made products and structures, and 2) Independent Software Vendors and developers ("ISVs") and OEMs who license our technology to embed in custom solutions of their own design.

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

We continue to advance our technologies, and we intend to introduce new and enhanced products and services throughout fiscal 2005, which we believe will meet with commercial market acceptance and result in higher revenues in fiscal 2005.

PRINCIPAL PRODUCTS

Our principal products are branded and registered with the U.S. Patent and Trademark Office under the trade names PowerCAD(R), PowerCAD CE(TM) and PowerENGINE(TM).

Our principal products are broken down into two segments: 1) Retail Products; and 2) Embedded Software and Developer Products.

RETAIL PRODUCTS

Retail Product sales and related services accounted for 70% of our net revenues in fiscal 2004 and 66% of net revenues in fiscal 2003.

Our Retail Products segment derives revenues from the sale of PowerCAD and PowerCAD CE-branded software products and related services, and is divided into two categories: 1) mobile and wireless handheld computing; and 2) desktop, laptop and XP tablet computing.

All primary Retail Products are available for a free 30-day trial via download from our website or by installing from a CD-ROM which can be ordered for a nominal shipping and handling fee. Product purchasers receive a unique Product Key, which they use to unlock the system for permanent use on their computer. Product keys can be ordered by phone or via secure ordering over the Internet.

MOBILE AND WIRELESS HANDHELD COMPUTING

Sales of retail mobile and wireless handheld computing solutions accounted for 24% of our net revenues in fiscal 2004 and 2003. Significant enhancements to our mobile and wireless products are currently being developed for planned introduction throughout the course of fiscal 2005.

Our PowerCAD CE(TM) mobile product line has been developed to offer 2 and 3-dimensional CAD design and digital blueprint processing capabilities for enterprises seeking to mobilize their operations using wired or wireless handheld computing devices. Supported devices include Pocket PCs, Pocket PC cell phones, handheld PCs and manufacturer specific devices which utilize Microsoft's Windows CE(R), Windows CE .NET(R) and Windows Mobile(R) 2003 mobile operating systems.

Three different retail products are presently available under the PowerCAD CE brand name, each designed to serve as independent mobile/wireless CAD stations, or as compatible mobile extensions for existing desktop CAD systems such as AutoCAD(R) by Autodesk Inc., MicroStation(R) by Bentley Systems Inc. and our own line of PowerCAD desktop solutions:

PowerCAD CE Viewer(TM)

PowerCAD CE Viewer is an instantly usable mobile software system which allows users of any skill level to open, view and markup 2 and 3-dimensional project designs and digital blueprints saved in industry-standard drawing formats using mobile and wireless handheld computing devices which utilize Microsoft's Windows CE(R), Windows CE .NET(R) or Windows Mobile(R) 2003 mobile operating systems.

PowerCAD CE Classic(TM)

PowerCAD CE Classic retains all of the simplified 2D and 3D viewing and markup capabilities of PowerCAD CE Viewer, and adds the ability to create new 2D drawings and edit existing drawings using a wide selection of design tools optimized specifically for efficient operation on mobile and wireless handheld devices.

PowerCAD CE Pro(TM)

PowerCAD CE Pro is our most powerful mobile/wireless CAD solution, offering all of the functionality of PowerCAD CE Viewer and PowerCAD CE Classic, plus more advanced 2D and 3D design and visualization tools, end-user customization capabilities, and the ability to connect external laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor plans up to 10 times faster than manual methods.

DESKTOP, LAPTOP AND XP TABLET COMPUTING

Sales of retail desktop, laptop and XP tablet computing products accounted for 46% of our net revenues in fiscal 2004 and 42% in fiscal 2003. Significant enhancements to our retail desktop, laptop and XP tablet products have been developed throughout 2004, with additional features and improvements intended for introduction throughout the course of fiscal 2005.

Four  principal  retail  desktop,  laptop and XP tablet  products are  presently available under the PowerCAD(R) brand name, each designed to serve as complementary technology to PowerCAD mobile offerings and/or affordable additional seat installations, or lower-cost alternatives to competing systems such as AutoCAD(R) and AutoCAD LT(R), by Autodesk Inc. or MicroStation(R), by Bentley Systems Inc.

PowerCAD desktop, laptop and XP tablet solutions have been designed to offer simplified system operation, direct compatibility with industry-standard file formats, and the ability to operated efficiently on lesser-powered desktop and laptop computers as well as a new generation of XP tablet mobile and wireless computers.

PowerCAD LT+(TM)

PowerCAD LT+ is our simplest design and drafting solution for Windows(R) desktop, laptop and XP tablet users. PowerCAD LT+ is designed for casual users, students, space planners and designers seeking a simple-to-use, low-cost 2D drafting solution which can directly open AutoCAD(R)-compatible drawings, but is restricted to savings results in PowerCAD proprietary file formats.

PowerCAD Classic(TM)

PowerCAD Classic retains all the functionality and simplicity of PowerCAD LT+, but adds extended 2D drawing creation and visualization tools, plus the ability to save results in AutoCAD(R)-compatible drawing formats.

PowerCAD Pro(TM)

PowerCAD Pro is our most powerful general-purpose CAD solution for Windows(R) desktop, laptop and XP tablet computing. PowerCAD Pro is designed to offer up to 80% of the power and customization capabilities of competing systems such as AutoCAD(R), by Autodesk Inc., at less than 25% of the cost.

PowerCAD Architect(TM)

PowerCAD Architect combines the general-purpose CAD functionality of PowerCAD Pro with hundreds of automated functions designed to dramatically speed up the creation of 2D and 3D residential and light construction building designs and drawings.

EMBEDDED PRODUCTS

Embedded Product sales and services accounted for 30% of net revenue in fiscal 2004 and 34% in fiscal 2003. Significant enhancements to our Embedded Products and services are currently being developed for planned introduction throughout the course of fiscal 2005.

Our Embedded Products segment derives revenues through licensing of our technologies to OEM hardware manufacturers and third-party software developers on a per-unit basis for embedding into mobile, wireless and desktop computing solutions of their own design. Licensed under the trade name PowerENGINE(TM), added revenues are derived through collection of annual subscription fees from our Power Developer Network, an online delivery and support center for PowerENGINE and related technologies and services.

PRODUCT DEVELOPMENT AND INTRODUCTION

Research and development expenditures accounted for 201.8% of fiscal 2004 revenues and 262% of fiscal 2003 revenues. We continue to enhance our product and service offerings to meet the changing needs of our customers and future trends we see in our market place.

The majority of our research and development costs are related to our PowerCAD, PowerCAD CE and PowerENGINE products, which rely on core technologies we license and cooperatively develop with Felix and AutoPack, both of Berlin, Germany.

Additional costs are attributed to the development of PowerCAD Architect, which we acquired ownership and intellectual property rights for in October, 2001 from Bud Elkin, Inc. of Orlando, Florida. We first introduced this software in November, 2002 under the trade name PowerCAD Architect(TM). Based on initial customer feedback whereby product deficiencies were discovered, we have generated insignificant revenues from the sale of PowerCAD Architect and are presently developing a major update scheduled for delivery in fiscal 2005.

During fiscal 2004, we released the following new products and versions:

PRODUCT NAME      VERSION          DEVELOPMENT METHOD           RELEASE DATE

PowerCAD Pro 6      6.0                Licensed                  June 19, 2004

Under terms of our agreement with Felix, we are committed to paying between 7-10% of net revenues, volume dependent, with minimum quarterly payments of $50,000 relating to the sale and licensing of PowerCAD and PowerENGINE desktop, laptop and XP tablet products in North America, in return for ongoing supply of product updates, upgrades and technical support. The majority of core Felix technology development is performed in Germany, with localization, testing as well as value-added product enhancements performed in the U.S. and Canada.

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

SALES, MARKETING AND DISTRIBUTION

Our sales, marketing and distribution activities have been primarily restricted to public news releases, free distribution of 30-day product trials over the Internet, and limited direct-to-customer marketing via email.

Our objective moving forward is to increase revenues by increasing distribution of our products and services via internet sales, retail sales, OEM hardware partnerships and OEM software developer partnerships.

INTERNET SALES

Internet sales to customers accounted for the majority of our revenues in fiscal years 2004 and 2003.

From February 2004 to May 2004, we ran a market awareness campaign designed to establish a large number of PowerCAD technology users and to increase exposure of the GiveMePower and PowerCAD brand names. During the promotion, users were able to obtain a fully-operational PowerCAD LT+ license at no cost via download over the Internet.

Our goal in fiscal 2005 is to significantly increase the number of people visiting our website, convert between 1-5% of free promotional product users into paying customers, and to increase internet sales through resellers and distributors we have yet to establish.

RETAIL SALES

During fiscal 2005, we plan to increase our presence in the retail market by establishing a network of distributors and resellers in North America who can assist in reaching a higher number of end users. Due to the intensely competitive nature of retail sales, we anticipate that the creation of our retail reseller channel will require a considerable investment in personnel and finances to achieve significant results.

OEM HARDWARE PARTNERSHIPS

During fiscal 2005, we plan to aggressively pursue co-marketing, bundling and embedded technology alliances with hardware vendors seeking to increase sales by including our technologies as a value-added component on their mobile and wireless computing devices. We anticipate average sales to revenue cycles of 6-12 months for each OEM hardware partner.

OEM SOFTWARE DEVELOPER PARTNERSHIPS

A key strategy for our future growth is the licensing of our technologies and services to third-party commercial, corporate and government enterprises for embedding into vertical-market software solutions of their own design. We anticipate sales to vertical-market solution delivery cycles of between 6-12 months for each OEM software developer.

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

PowerCAD LT+                 AutoCAD LT               Autodesk, Inc.
                             TurboCAD                 International Microcomputers, Inc.
                             IntelliCAD               Cadopia

PowerCAD Classic             AutoCAD LT               Autodesk, Inc.
                             TurboCAD                 International Microcomputers, Inc.
                             IntelliCAD               Cadopia

PowerCAD Pro                 AutoCAD                  Autodesk, Inc.
                             TurboCAD                 International Microcomputers, Inc.
                             IntelliCAD               Cadopia, Bricscad

PowerENGINE                  AutoCAD OEM              Autodesk, Inc.
                             IntelliCAD OEM           IntelliCAD Technology Consortium

Power Developer Network      Autodesk Developer       Autodesk, Inc.
                             Network


DEPENDENCE ON MAJOR CUSTOMERS

One customer, Cochran's Inc., accounted for 17.5% of our revenues in fiscal 2004 while 2 customers, Cochran's Inc. and Classy Closets, each accounted for more than 10% in 2003.

TRADEMARKS

We have two registered trademarks, GiveMePower(R), which was registered with the United States Patent and Trademark Office ("USPTO") on July 8, 2003, and PowerCAD(R), which was registered on February 12, 2002. In addition, we filed a trademark application with the USPTO on February 11, 2003 for the trade name CAD Anywhere(TM). In addition, we have secured the givemepower.com and powercad.com website domains.

EMPLOYEES

As of June 30, 2004, we had seven full-time equivalent ("FTE") employees, all of whom are located in Canada. We believe our relations with all of our employees are good.

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

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

     o WE ARE CURRENTLY CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. As of June 30, 2004, our directors and officers beneficially own 5,424,225 shares or approximately 20.05% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company. We lack disinterested, independent directors as our directors have a direct financial interest in the company.

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

     o OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally,   brokers  may  be  less  willing  to  execute  transactions  in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal facilities are located in Calgary, Alberta occupying approximately 3,000 square feet of office space. Our facility is leased on a month-to-month basis, with no specified end date or future obligation. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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

Under the Demand for Arbitration, Elite claims that GiveMePower had a consulting agreement with Elite whereby GiveMePower would issue up to 735,290 shares of common stock plus up to 1,000,000 warrants to acquire GiveMePower shares. GiveMePower issued Elite 298,118 shares and has not issued any additional shares, nor released any warrants from escrow due to Elite not performing the required services. A $165,000.00 accrued liability has been recorded by GiveMePower related to the this consulting agreement. Although an accrual has been made, GiveMePower believes this case to be without merit and Management does not believe that Elite will prevail.

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

In response to the Noble Claim, on the 17th day of November 2003, GiveMePower Inc. filed a Dispute Note and Counterclaim with the Provincial Court of Alberta Civil Claims . It consisted of a detailed defence of the claim for funds claimed by Mr. Noble together with a counterclaim against Mr. Noble claiming from him the minimum sum of $36,000 in damages. Mr. Noble has filed a Dispute Note to this Counterclaim.

By agreement between the parties evidenced by a Consent Order, both the Noble Claim and the GiveMePower Counterclaim were transferred to the Court of Queens Bench of Alberta on April 2, 2004 and are both still pending.

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


                        Fiscal 2004                       Fiscal 2003
                        High                Low           High             Low
First Quarter           $.60                $.53          $.36             $.10
Second Quarter          $.59                $.53          $.14             $.04
Third Quarter           $.54                $.50          $.17             $.05
Fourth Quarter          $.40                $.36          $.25             $.10

Holders

As of June 30, 2004, the approximate number of holders of record of Common Stock of the Company was 1,591 as compared to 1,058 as of June 30, 2003.

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

2004 TRANSACTIONS

During the fourth quarter, the Company issued 22,243 shares to several organizations for services rendered in connection with marketing, communication services, legal and financial consulting services with a value of $7,832.

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

Comparison of results for the fiscal years ended June 30, 2004 and June 30, 2003

The current year's net loss was $1,453,622, an increase of $263,460 or 22.1% in comparison to the previous fiscal period.

REVENUES

Revenue totaled $117,391 for the current fiscal period as compared to $96,115 during fiscal 2003, an increase of $21,276 or 22.1%.

Retail Revenue

Retail revenue totaled $82,173 for the current fiscal period as compared to $56,975 during fiscal 2003, an increase of $25,198 or 44.2%.

Embedded Revenue

Embedded revenue totaled $35,218 for the current fiscal period as compared to $39,140 during fiscal 2003, a decrease of $3,922 or 10%.

OPERATING EXPENSES

Cost of Sales

Cost of sales totaled $11,288 for the current fiscal period as compared to $1,628 during fiscal 2003, an increase of $9,660. Cost of sales is comprised of CD costs, CD packaging and payments to third parties.

Selling, Sales and Marketing

Selling, sales and marketing expenses totaled $109,075 for the current fiscal period as compared to $8,920 during fiscal 2003, an increase of $100,155. Sales and marketing expenses increased due to the concentrated effort to increase corporate awareness of our expanding product line as we move closer to implementing our strategies for broader commercial market introduction of our retail and embedded products and services.

General and Administrative

General and administrative expenses totaled $911,076 for the current fiscal period as compared to $1,002,800 during fiscal 2003, a decrease of $91,724 or 9.1%. General and administrative decreased as we continue to rely less on external consultants both in professional services, legal and general advisory.

R&D - Product Development

Product development expenses totaled $236,866 for the current fiscal period as compared to $252,199 during fiscal 2003. The majority of our product development costs resulted from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.

Interest Expense

Interest expense totaled $300,991 for the current fiscal period as compared to $10,061 during fiscal 2003. Under generally accepted accounting principles, we are required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The remaining debt discount to be amortized on the convertible notes is approximately $178,133. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.

Statements of Cash Flow

Cash Flow from Operations

For the year ended June 30, 2004, our net cash used in operating activities was $710,086 as compared to $271,862 for fiscal 2003, an increase of $438,224 from the prior fiscal period. We used more cash in our operations than in the previous period largely because we began issuing fewer number of shares for settlement of services, focusing on the development and enhancement of our principal products and services, and enhancing our website and other delivery mechanisms in anticipation of increased future sales and marketing activities.

Capital Expenditures

For the year ended June 30, 2004 we had net capital expenditures of $5,436 for various computer and equipment items in comparison of NIL for the previous fiscal period. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Financing Activities

For the year ended June 30, 2004 we received net of repayments of $590,698 of cash as compared to $344,674 from the prior fiscal period.

Future Results

The results of operations for Fiscal 2004 and Fiscal 2003 presented above are not necessarily indicative of the results to be expected for upcoming fiscal years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had negative working capital of $755,582 as compared to negative working capital of $250,077 in the prior fiscal period. Non-cash current liabilities consisting of $231,133 in Notes payable are intended to be settled by conversion to common stock. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

Based upon our substantial accumulated losses since inception ($5,153,428), including a loss of $1,453,622 for the year ended June 30, 2004, working capital deficiency ($755,582) and stockholders' deficiency ($750,377) at June 30, 2004, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $400,000 to $800,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

Our audited consolidated financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited consolidated financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we fail to raise capital when needed, the lack of capital will have a material adverse effect on our business, operating results and financial condition.

The successful implementation of our business plan has required, and will require on a going forward basis, sufficient funds to finance (i) continuing ongoing operations, (ii) further development of our software technologies, (iii) settlement of existing liabilities including use of cash and or issuance of shares, and (iv) possible selective acquisitions of software licenses to achieve the products we believe will be necessary to remain competitive in the computer aided drawing industry. There can be no assurance that we will be successful in raising the necessary funds.

During fiscal 2004, the continued softness in the software industry continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of $710,086 in 2004 primarily due to our losses. During fiscal 2004, we funded our operating activities primarily with $590,698 from debt financing and stock issuances of $374,601 for administrative services, fees and other similar expenses. At June 30, 2004, we had approximately $154,061 of cash on hand.

Outlook

Our sources of ongoing liquidity include the cash flows of our operations, potential new credit facilities, and potential additional equity or debt investments. Consequently, we continue to aggressively pursue additional debt and equity financing, the restructuring of certain existing debt obligations and the reduction of our operating expenses. In addition, we have structured our overall operations and resources around high gross margin enterprise products and services. However, in order to remain in business, we must raise additional cash in a timely and prudent fashion.

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

     o Finalizing an updated business plan to be used as a guiding tool for the next 12 month period;
     o Leverage the business plan to enter into term sheet negotiations with appropriate venture capitalists;
     o Entering discussions with our major vendor to settle approximately $600,000 of indebtedness;
     o    Renegotiating   future  royalty   payments  with  our  major  software
          supplier; and
     o Maintaining fiscal responsibility towards general and administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS.

                    GIVEMEPOWER CORPORATION AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS

                                                                                             Page

          Reports of Independent Registered Public Accounting Firm                           F-2

          Consolidated Balance Sheet as of June 30, 2004                                     F-3

          Consolidated Statements of Operations for the years ended
          June 30, 2004 and 2003                                                             F-4

          Consolidated Statement of Stockholders' Deficit for the years ended
          June 30, 2004 and 2003                                                             F-5

          Consolidated Statements of Cash Flows for the years ended
          June 30, 2004 and 2003                                                             F-6

          Notes to Consolidated Financial Statements                                      F-7 - F-11

INDEPENDENT AUDITORS' REPORT

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
   GiveMePower Corporation
   Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of GiveMePower Corporation as of June 30, 2004 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of GiveMePower Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GiveMePower Corporation as of June 30, 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

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

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas
September 10, 2004

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004

         ASSETS
Current Assets
  Cash                                                                                          $  154,061
  Accounts receivable                                                                                9,489
  Other                                                                                              1,204
                                                                                                ----------

         Total Current Assets                                                                      164,754
                                                                                                ----------

Property and Equipment, net                                                                          5,205
                                                                                                ----------

TOTAL ASSETS                                                                                    $  169,959
                                                                                                ==========


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                                              $  452,672
  Accrued expenses                                                                                 191,312
  Note payable                                                                                     231,133
  Note payable to related party                                                                     45,126
  Other                                                                                                 93
                                                                                                ----------

         Total Current Liabilities                                                                 920,336
                                                                                                ----------

Commitment and Contingencies

Stockholders' Deficit
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 27,049,433 shares issued and outstanding                                            27,051
  Paid in capital                                                                                4,175,455
  Retained deficit                                                                              (5,153,428)
  Other comprehensive income:
    Equity adjustment on foreign currency translation                                              200,545
                                                                                                ----------

         Total Stockholders' Deficit                                                              (750,377)
                                                                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                     $  169,959
                                                                                                ==========


                 See accompanying summary of accounting policies
                        and notes to financial statements

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2004 and 2003


                                                                                  2004                  2003
                                                                                 -----------           -----------
Revenues                                                                        $   117,391           $    96,115

Cost of sales                                                                        11,288                 1,628
                                                                                 -----------           -----------

Gross Profit                                                                        106,103                94,487
                                                                                 -----------           -----------
Operating expenses
  Selling                                                                           109,075                 8,920
  General and administrative                                                        911,076             1,002,800
  Research and development                                                          236,866               252,199
  Depreciation and amortization                                                       8,336                10,669
                                                                                 -----------           -----------

Total operating expenses                                                          1,265,353             1,274,588
                                                                                 -----------           -----------

Operating loss                                                                   (1,159,250)           (1,180,101)
                                                                                 -----------           -----------

Other income and expenses
  Gain from currency transactions                                                     6,619                     -
  Interest expense                                                                 (300,991)              (10,061)
                                                                                 -----------           -----------

Total other expenses                                                               (294,372)              (10,061)
                                                                                 -----------           -----------

NET LOSS                                                                        $(1,453,622)          $(1,190,162)
                                                                                 ===========           ===========

Basic and diluted loss per share                                                     $(0.05)               $(0.06)

Weighted average shares outstanding                                              27,028,668            19,620,813


                 See accompanying summary of accounting policies
                        and notes to financial statements

                             GIVEMEPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2004 and 2003

                                                  Common Stock              Accumulated                          Total
                                               ----------------------      Comprehensive      Retained         Stockholder's
                                           Shares           Amount            Income           Deficit          Deficit
                                        -----------       -----------      -----------       -----------       -----------
Balances, June 30, 2002                  15,500,116        $2,265,137      $  15,206         $(2,509,644)       $(229,301)

Shares issued for debt                    2,144,600           215,000              -                   -          215,000
Shares issued for services                5,154,889           611,458              -                   -          611,458
Sale of common stock                      3,592,059           261,660              -                   -          261,660
Options issued for services                       -            19,336              -                   -           19,336
Debt discount                                     -             9,314              -                   -            9,314
Comprehensive loss:
Net loss                                          -                 -              -          (1,190,162)      (1,190,162)
Foreign currency                                  -                 -         60,721                   -           60,721
                                                                                                              -----------
Total comprehensive loss                                                                                       (1,129,441)
                                        -----------       -----------      -----------       -----------       -----------

Balances, June 30, 2003                  26,391,664         3,381,905         75,927          (3,699,806)        (241,974)
Discount on notes payable for
beneficial conversion feature                                 446,000                                             446,000
Shares issued for services                  280,011           163,057                                             163,057
Shares issued for debt                      377,758           211,544                                             211,544

Comprehensive loss:
Net loss                                                                                      (1,453,622)      (1,453,622)
Foreign currency                                                             124,618                              124,618
                                                                                                               -----------
Total comprehensive loss                                                                                       (1,329,004)
                                        -----------       -----------      -----------       -----------       -----------

Balances, June 30, 2004                  27,049,433         4,202,506      $ 200,545         $(5,153,428)     $  (750,377)
                                        ===========                        ===========       ===========      ===========
                                    Less: par value            27,051
                                                          -----------

                                    Paid in capital       $ 4,175,455
                                                          ===========


                 See accompanying summary of accounting policies
                        and notes to financial statements

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2004 and 2003

                                                                                   2004                2003
                                                                                -------------       ------------
Cash Flows Used in Operating Activities
  Net loss                                                                      $ (1,453,622)       $ (1,190,162)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stocks issued for services                                                       163,057             630,794
    Stocks issued for notes payable                                                  211,544
    Non-cash interest                                                                      -               9,314
    Depreciation                                                                       8,336              10,669
  Changes in:
    Accounts receivable                                                               (8,101)               (303)
    Other current assets                                                               1,459               1,345
    Accounts payable                                                                 191,163             252,533
    Accrued expenses                                                                 184,620              13,948
    Other current liabilities                                                         (8,542)                  -
                                                                                -------------       ------------
Net Cash Used in Operating Activities                                               (710,086)           (271,862)

Cash Flows from Investing Activities
    Purchase of fixed assets                                                          (5,436)                  -
                                                                                -------------       ------------
Net Cash Used in Investing Activities                                                 (5,436)                  -

Cash Flows from Financing Activities
    Sale of stock                                                                          -             261,660
    Net change in note payable                                                       590,698              62,428
    Net change in note payable from related party                                          -              20,586
                                                                                -------------       ------------
Net Cash Provided by Financing Activities                                            590,698             344,674
                                                                                -------------       ------------
Effect of exchange rate changes on cash                                              124,618              56,801
                                                                                -------------       ------------


Net change in cash                                                                      (206)            129,613

CASH AND CASH EQUIVALENTS, beginning of year                                         154,267              24,654
                                                                                -------------       ------------
CASH AND CASH EQUIVALENTS, end of year                                          $    154,061        $    154,267
                                                                                =============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                                                           $          -        $          -
  Payment of income taxes                                                       $          -        $          -



                 See accompanying summary of accounting policies
                        and notes to financial statements

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

Principles of consolidation. The consolidated financial statements include the accounts of GiveMePower and its subsidiary GiveMePower Inc. after the elimination of intercompany transactions. All references to "GiveMePower" include the transactions of GiveMePower and its subsidiary, accounted for on a consolidated basis.

Cash and cash equivalents. For purposes of the cash flow statement, cash equivalents include all highly liquid investments with original maturities of three months or less.

Office equipment. Property and equipment consists of computer and office equipment and is stated at cost. It is depreciated on a straight-line basis over the estimated useful lives of 3-5 years.

Impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenue recognition. GiveMePower recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of PowerCAD software to end users, developer sign-up fees, and royalties per unit purchased for resale from the sale of PowerENGINE to software developers, who create and resell value-added applications. Revenue from software sales to end users is recognized when the software is shipped. Developer sign-up fees consist of the sale of software licenses and a one year help desk subscription to developers. Experience has shown that the help desk subscription is insignificant in cost and time and should not be deferred over time. Revenue from developer sign-up fees is recognized when the licenses are delivered. Royalty revenue from developers is recognized each time a developer obtains alphanumeric codes that enable copies of the development engine to properly function in the developer's end product. Warranty claims and customer help services are considered insignificant.

Income taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and diluted loss per common share. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

New accounting pronouncement. GiveMePower does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

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

Stock-Based compensation. GiveMePower's Stock Option Plan provides for the grant of non-qualified options to its directors, employees and consultants. In addition, GiveMePower issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine the recipients, amounts, time, price, exercise terms, and restrictions, if any.

GiveMePower uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the years ended June 30, 2004 and 2003, no compensation expense was recognized for the issuance of these options, because no option prices were below market prices at the date of grant.

Had compensation cost for the GiveMePower's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, GiveMePower's net losses and loss per share would not have changed, as shown in the pro forma amounts indicated below:

                                                                           Year Ended June 30,

                                                                       2004                  2003
                                                                       ----                  ----
Net loss, as reported                                              $(1,433,622)          $(1,190,162)

Deduct: Total stock-based employee

           compensation expense determined

           under the fair value based

           method for all awards                                             -               (11,000)

                                                                   ------------          ------------

Pro forma net loss                                                 $(1,433,622)          $(1,201,162)

                                                                   ============          ============

Loss per share:

Basic and diluted - as reported                                    $     (0.05)          $     (0.06)

                                                                   ============          ============

Basic and diluted - pro forma                                      $     (0.05)          $     (0.06)
                                                                   ============          ============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2003: dividend yield and expected volatility of 325%; risk-free interest rate of 3.0%, and expected lives of 5 years.


NOTE 2 - GOING CONCERN
GiveMePower's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in April 2000, GiveMePower has accumulated losses aggregating $5,153,428, including a loss of $1,453,622 for the year ended June 30, 2004. GiveMePower had a working capital deficit of $755,582 and a stockholders' deficit of $750,377 as at June 30, 2004. Management's plans for GiveMePower's continued existence include cutting overhead costs, selling additional stock or borrowing additional funds to increase marketing efforts to raise its sales volume and leveraging third party agents to significantly broaden current sales channels.

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

NOTE 3 -LICENSE AGREEMENT
In February 2001 GiveMePower was granted a temporary license from Felix Computer Aided Technologies GmbH ("Felix"), the developer and owner of the desktop software FelixCAD and GDE which are being sold as PowerCAD and PowerENGINE by GiveMePower. On August 10, 2001, GiveMePower issued 1,000,000 shares of its stock to Felix in exchange for a 5-year license extension. Under the extended agreement, GiveMePower is obligated to make minimum quarterly payments of $50,000 starting January 2002 through December 2005. Felix has the right to increase these minimum quarterly payments by up to 20% per year beginning January 2004. Minimum maintenance fees may be used to offset the running maintenance fees, which range from 10% (sales up to $1 million per year) to 7% (sales over $6 million per year) of net sales, depending on the total net sales. Minimum maintenance fees are charged to research and development as a period cost. During the year ended June 30, 2003, GiveMePower agreed to issue 2,000,000 shares of common stock for $200,000 due to Felix under the agreement noted above.

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

GiveMePower utilizes core technologies manufactured by Felix and Autopack which form part of the Grabert Group of companies founded and owned by Wilfried Grabert, who is also one of our directors. As noted above, GiveMePower issued 1,000,000 shares of its common stock to Felix in exchange for a five-year license extension. The fair value of these shares was $500,000 ($0.50 per share) and was recorded as compensation expense in June 2002.

As of June 30, 2004, GiveMePower was behind in the minimum required FelixCad payments. No agreement to modify the original terms has occurred. $423,192 is included in accounts payable as of June 30, 2004.

NOTE 4 - NOTE PAYABLE
Notes payable consists of advances from individual investors and existing shareholders. These amounts totaling $499,000 during fiscal 2004. These notes are unsecured, bear interest at 12%, and are repayable in one to five years. These notes are convertible into 2,296,199 shares of common stock at conversion prices ranging from $.17 to $.40 per share. Because these conversion prices are below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created.

Under accounting rules proscribed by EITF 00-27, the notes are discounted by $446,000 for this beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of June 30, 2004, $178,133 of the discount has been amortized. A summary is as follows:

              Previous notes payable balance                   $     86,435
              Amount converted to 377,758 shares                    (86,435)
              Amount of proceeds received                           499,000
              Amount of discount                                   (446,000)
              Amount of discount amortized
                 to June 30, 2004                                   178,133
                                                                -----------
              Amount shown as of June 30, 2004                 $    231,133
                                                                ===========

NOTE 5 - NOTE PAYABLE TO RELATED PARTY
Note payable to related party is due to a company owned by the President of GiveMePower. This note carries no interest and is unsecured.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
On August 20, 2003, GiveMePower, Inc. our operating subsidiary, received a notice from the International Centre for Dispute Resolution ("ICDR") pertaining to a Demand for Arbitration dated August 7, 2003 of a controversy arising out of a contract dispute between GiveMePower, Inc. and the Claimant, Jay & Associates, LLC d/b/a Elite Equity Marketing ("Elite"), a Maryland limited liability company. The Claimant has requested that the hearing be held in New York, NY, USA. Under the Demand for Arbitration, Elite claims that GiveMePower had a consulting agreement with Elite whereby GiveMePower would issue up to 735,290 shares of common stock plus up to 1,000,000 warrants to acquire GiveMePower shares. GiveMePower issued Elite 298,118 shares and has not issued any additional shares, nor released any warrants from escrow due to Elite not performing the required services. The dispute is being arbitrated currently and management has an estimated amount likely to be due.

On October 27, 2003, GiveMePower, Inc., our operating subsidiary, received a notice from the Provincial Court of Alberta, Civil Claims, wherein the former CFO alleged that GiveMePower, Inc. failed to pay him certain moneys for service she performed for the Company. GiveMePower believes this case will be settled and an accrued liability of the estimated settlement of $10,000 is recorded.

NOTE 7 - OPTIONS AND WARRANTS
The following table summarizes stock option activity:

Outstanding, June 30, 2002                                            680,000
                                                                    =========
Exercisable at June 30, 2002                                          680,000
                                                                    =========
Weighted-average fair value of options,
 granted during the year                                            $    0.00
                                                                    =========

Outstanding, July 1, 2002                                             680,000
Granted                                                             1,030,000
Canceled or expired                                                  (200,000)
                                                                    ---------

Outstanding, June 30, 2004 and 2003                                 1,510,000
                                                                    =========

Exercisable June 30, 2004 and 2003                                  1,510,000
                                                                    =========

Weighted-average grant-date fair value
 of options, granted during the year                                $    0.00
                                                                    =========
Weighted-average remaining, years of
contractual life
                                                                    =========

Warrants outstanding and exercisable as of June 30, 2004:

                                          ---Outstanding---                           Exercisable
Exercise Price               Number of Shares             Remaining Life          Number of Shares
$1.00                                 75,000                        1                        75,000
$0.25                                125,000                        1                       125,000

NOTE 8 - COMMON STOCK
For the year ended June 30, 2004, GiveMePower issued 280,011 shares of common stock for services valued at $143,057, based on the market price of the shares when the services were performed. GiveMePower negotiated the payment of overdue notes payable for $66,435 in face value plus $6,536 in accrued interest by issuing 377,758 shares with a market value of $211,544. The difference was recorded as interest expense.

NOTE 9 - INCOME TAXES
                  Deferred tax assets                                                 $ 1,745,673
                  Less: valuation allowance                                            (1,745,673)
                                                                                      -----------
                  Net deferred taxes                                                  $
                                                                                      ===========

GiveMePower has a net operating loss of approximately $5,134,333 as of June 30, 2004 which can be carried forward 20 years.

NOTE 10 - MAJOR CUSTOMERS
During the year ended June 30, 2004 and 2003, major customers were as follows:

                                                                       2004                2003
                                                                       ----                ----
Cochrans Inc.                                                        $ 22,952            $ 10,498
Classy Closets                                                          2,003            $ 10,473

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Officers

Our Bylaws provide that the number of directors who shall constitute the whole board shall be such number as the Board of Directors shall at the time have designated. We confirm that the number of authorized directors has been set at five pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. All directors officially consented to join GMPW's Board of Directors effective June 17, 2001. Mr. Grabert was elected to the Board of Directors as part of the licensing agreement with Felix Computer Aided Technologies GmbH.

Information pertaining to our directors and executive officers are as follows:

NAME AND ADDRESS                              AGE      POSITIONS HELD             SINCE
----------------                              ---      --------------             -----
W.V. (Bill) Walton, Calgary, Alberta*         46       Director, President & CEO  April 2000
Wilfried Grabert, Berlin, Germany             55       Director                   June 2001
Richard Cheyne, Vancouver, British Columbia   45       Director                   June 2001
Jeffrey Fajgenbaum, Nashville, Tennessee      45       Director                   June 2001
Tim Nye, Guelph, Ontario                      40       Director                   June 2001
Jim Bolokoski, Calgary, Alberta*              48       Acting CFO                 September 2003

*On August 23, 2004, Jim Bolokoski resigned as acting CFO, but remains serving the company as a part-time consultant for a reasonable time frame or until a replacement can be found. Bill Walton has been serving as acting Treasurer and Secretary.

Business Experience of Officers and Directors

W.V. (Bill) Walton - Director, President & CEO. Mr. Walton has over 20 years of company ownership and senior executive management experience in technology companies. Mr. Walton is the President and sole shareholder of Sundance Marketing International Inc. Incorporated in 1991, Sundance Marketing became a leading civil engineering and infrastructure design software company with 700+ corporate clients using over 2,000 systems. In April 1999, Sundance Marketing became the exclusive North American agent for FelixCAD(R) and the Graphic Developer's Engine(R). From January 1997 to April 1999, Mr. Walton consulted to a prominent manufacturer of surveying and mapping software as Director of Sales and Marketing, who is now one of North America's leading suppliers of software to land surveyors, civil engineers, cartographers, and accident reconstruction experts. Prior to forming Sundance Marketing, Mr. Walton spent nine years with Cansel Survey Equipment Ltd., Canada's largest Survey Equipment and Supply company. For six years, Mr. Walton acted as National Systems Manager for Cansel. His responsibilities included the creation and expansion of a "Systems" division within Cansel. This included product establishment/procurement for the division, growth of the division, and leadership for sales and marketing of the division.

Wilfried  Grabert -  Director.  Mr.  Grabert is owner and founder of the Grabert
Group of Companies in Berlin, Germany, which includes Grabert Software & Engineering GmbH, Autopack GmbH and Felix Computer Aided Technologies GmbH (Felix), which supply us with core technologies for our principal products. The Grabert Group owned and operated one of the world's largest independent distributors of AutoCAD and AutoCAD solutions, manufactured by Autodesk. Mr. Grabert, through his companies Felix and AutoPack, has privately funded the development, refinement, and worldwide distribution of FelixCAD and GDE to date. Mr. Grabert's broad successes in the computer aided design industry, combined with his astute business acumen, will help GMPW sustain and support its foray into the computer aided design marketplace.

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

*J.L (Jim) BOLOKOSKI - (Key Consultant and acting CFO since September 9, 2003). Mr. Bolokoski is a Certified Management Accountant currently acting under contract to GMPW. He most recently worked at PricewaterhouseCoopers, the world's largest professional services organization, where he advised public and private companies on corporate finance including capital raising, acquisitions and divestitures. Having served in positions as chief financial officer, chief operating officer, and director of investor relations, Mr. Bolokoski's expertise includes increasing shareholder value, strategic alliances, corporate restructuring, and taxation. Within 90 days of the filing of this report, Mr. Bolokoski will be presented with an Employment Contract to join the Company as Chief Financial Officer.

*On August 23, 2004 Jim Bolokoski resigned as acting CFO, but remains serving the company as a part-time consultant for a reasonable time frame or until a replacement can be found.

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

A Form 5 Disclosure Statement listing Mr. Grabert's current holdings is expected to be filed on or about October 13, 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

-------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                            Long-Term Compensation
------------------------ ---------------------------------------- ------------------------------ ------------ -----------------
                                   Annual Compensation                       Awards                Payouts
------------------------ ---------------------------------------- ------------------------------ ------------ -----------------
     (a)          (b)       (c)        (d)            (e)             (f)            (g)             (h)            (i)
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
   Name and     Fiscal   Annual       Annual         Other        Restricted      Securities        LTIP         All Other
                                                    Annual           Stock        Underlying
  Principal                Salary     Bonus      Compensation       Awards       Options/SARs      Payouts      Compensation
   Position      Year       ($)        ($)            ($)             ($)            (#)             ($)            ($)
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
W.V. (Bill)      2004     $89,000    $                $0              $0              0              $0              $0
Walton, CEO                             0
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2003     $47,798    $  0             $0              $0           400,000           $0              $0

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2002     $40,000    $  0             $0              $0           250,000           $0              $0

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
Todd Noble,      2004      $5,000    $  0             $0              $0              0              $0              $0
CFO*
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2003     $32,000    $  0             $0              $0          (200,000)          $0              $0

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2002     $32,000    $ 600            $0              $0           200,000           $0              $0
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
Jim              2004     $50,000    $  0             $0              $0              0              $0              $0
Bolokoski,
CFO**
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------

*Todd Noble resigned as CFO, Treasurer and Secretary on May 9, 2003.
**Jim Bolokoski appointed acting CFO September 9th, 2003, resigned August 23, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2004, the number and percentage of outstanding shares of company Common Stock owned by (i) each person known to GMPW to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners            Number of Common Stock Beneficially Owned           Percentage of Ownership1

(i) Persons beneficially owning more than 5% of outstanding Common stock
W.V. Walton Family Trust                             2,624,225                                            9.70%
Wilfried Grabert                                     2,500,000                                            9.24%
Scott Sabins Profit Sharing Plan                     2,125,000                                            7.86%

(ii) Directors of the Corporation

W.V. (Bill) Walton2                                  2,624,225                                            9.70%
Wilfried Grabert                                     2,500,000                                            9.24%
Richard Cheyne                                         100,000                                            0.37%
Jeffrey Fajgenbaum                                     100,000                                            0.37%
Tim Nye                                                100,000                                            0.37%

(iii) Officers of the Corporation

W.V. (Bill) Walton2                                  2,624,225                                            9.70%

(iv) Directors and Officers as a Group

Directors and Officers of the Corporation            5,424,225                                           20.05%
(5 persons)

1 Based upon 27,049,433 outstanding at year end; June 30, 2004. This total does not include the exercise of warrants or options.

2 Mr. Walton's holdings are listed twice, as he has an indirect ownership in the shares held in the name of W.V. Walton Family Trust.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Stock Options

No stock options were granted to individuals during the last fiscal year.

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

Shares Issued To Flourish Enterprises

On April 7, 2003 we issued 420,000 shares to Flourish Enterprises, a proprietorship controlled by Deb Walton, the sister of Bill Walton, our president and CEO, for professional consulting services provided by Flourish from January 2001 through June 30, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit           Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2004 and 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $22,128, and $6,960, respectively.

Tax Fees

     Malone & Bailey, PLLC did not bill the Company for tax related work during fiscal 2004 or 2003.

All Other Fees

     Malone & Bailey, PLLC did not bill the Company for any other services during fiscal 2004 or 2003.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: October 12, 2004
-------------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ JIM BOLOKOSKI                                Dated: October 12, 2004
---------------------
Jim Bolokoski
Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ WILFRIED GRABERT               By:    /s/ TIM NYE
         --------------------                      -----------
         Wilfried Grabert, Director                Tim Nye, Director
         October 12, 2004                          October 12, 2004



By:      /s/ RICHARD CHEYNE                 By:    /s/ JEFFREY FAJGENBAUM
         ------------------                        ----------------------
         Richard Cheyne, Director                  Jeffrey Fajgenbaum, Director
         October 12, 2004                          October 12, 2004