Form 10QSB
period 2004-09-30
GIVEMEPOWER CORP
filed 2004-11-15
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-QSB

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter period Ended September 30, 2004


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number 333-67318


                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        87-0291528
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

   5925 - 12 Street SE, Suite 230
     Calgary, Alberta, Canada                T2H 2M3          (403) 287-6001
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

Yes [ x ] No  [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to Form 10-QSB.

Yes [  ]  No [ x ] Delinquent filers are disclosed herein.


Total revenues for quarter ended September 30, 2004 were $49,428.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.


Yes [  ]  No [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2004 there were 27,049,433 shares of issuer's common stock outstanding.

   --------------------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                  For the Fiscal Year Ended September 30, 2004

   --------------------------------------------------------------------------


Part I                                                                 Page
                                                                       ----
Item 1.  Financial Statements.                                           4

Item 2.  Management's Discussion and Analysis.                           8

Item 3.  Controls and Procedures                                        11

Part ll                                                                Page
                                                                       ----
Item 1.  Legal Proceedings.                                             12

Item 2.  Changes in Securities and Use of Proceeds                      12

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders.           13

Item 5.  Other Information                                              13

Item 6.  Exhibits                                                       13

Signatures.                                                             14

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

ITEM 1.  Financial Statements.

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)



         ASSETS

Cash                                                          $   68,497
Accounts receivable                                               31,476
Other current assets                                               5,870
                                                              ----------

  Total Current Assets                                           105,843

Property and equipment, net
  accumulated depreciation                                         4,646
                                                              ----------

Total Assets                                                  $  110,489
                                                              ==========



         LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                              $  531,535
Accrued expenses                                                 242,682
Note payable to related party                                     46,656
Notes payable                                                    303,033
                                                              ----------

  Total Current Liabilities                                    1,123,906


STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 27,049,433 shares
  issued and outstanding                                          27,051
Additional paid in capital                                     4,175,455
Other comprehensive income                                       178,881
Retained deficit                                              (5,394,804)
                                                              ----------

  Total Stockholders' Deficit                                 (1,013,417)
                                                              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  110,489
                                                              ==========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                  2004                 2003
                                                                ---------            ---------
Revenues                                                        $  49,428            $  20,333

Operating expenses
Cost of goods sold                                                 12,138                    -
Sales and marketing                                                11,186                8,143
General and administrative                                        129,905               73,052
R&D - product development                                          50,000               57,118
                                                                ---------            ---------

                                                                  203,229              138,313
                                                                ---------            ---------

Net operating loss                                               (153,801)            (117,980)

Other expense
  Interest expense                                                 86,870                    -
  Depreciation                                                        705                2,214
                                                                ---------            ---------

NET LOSS                                                         (241,376)            (120,194)
                                                                ---------            ---------
Comprehensive Income
  Foreign Currency Translation Adjustments                              -               15,238
                                                                ---------            ---------

Comprehensive Loss                                              $(241,376)           $(104,956)
                                                                =========            =========


Net Loss Per Common Share                                        $  (0.01)            $  (0.01)

Weighted Average Common Shares Outstanding                     27,049,433           23,691,664

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                 2004                   2003
                                                               ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(241,376)            $(120,194)
Adjustments to reconcile net deficit to cash
used in operating activities:
  Depreciation and amortization                                      705                 2,214
  Interest                                                        71,900                     -
Net (increase) decrease in:
  Accounts receivable                                            (21,986)               (9,410)
  Other current assets                                            (4,666)                 (945)
  Accounts payable and accrued expenses                          130,140                59,557
                                                               ---------             ---------

NET CASH USED IN OPERATING ACTIVITIES                            (65,283)              (68,778)

EFFECT OF EXCHANGE RATES ON CASH                                 (20,281)                  713
                                                               ---------             ---------

NET CHANGE IN CASH                                               (85,564)              (68,065)

Cash and cash equivalents,
  -  Beginning                                                   154,061               154,267
                                                               ---------             ---------

  -  Ending                                                    $  68,497             $  86,202
                                                               =========             =========

                             GIVEMEPOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of GiveMePower Corporation (GiveMePower), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GiveMePower's Annual Report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10KSB have been omitted.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

COMPARISON OF RESULTS FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE FIRST QUARTER ENDED SEPTEMBER 30, 2003

The first quarter ended September 30, 2004's net loss was $241,376, an increase of $136,420 or 129.9% in comparison to the first quarter ended September 30, 2003.

REVENUES

Revenue totaled $49,428 in the first quarter ended September 30, 2004 an increase of $29,095, or 143.1% in comparison to the first quarter ended September 30, 2003.

OPERATING EXPENSES

Cost of Sales

Cost of sales totaled $12,138 for the first quarter ended September 30, 2004 comprised of CD costs, CD packaging and payments to third parties.

Selling, Sales and Marketing

Selling, sales and marketing expenses totaled $11,186 for the first quarter ended September 30, 2004 as compared to $8,143 during the first quarter ended September 30, 2003, an increase of $3,043 or 37.3%.

General and Administrative

General and administrative expenses totaled $129,905 for the first quarter ended September 30, 2004 as compared to $73,052 during the first quarter ended September 30, 2003, an increase of $56,853 or 77.8%. General and administrative increased due to one time increase in legal fees due to the Jay and Associates arbitration.

R&D - Product Development

Product  development  expenses  totaled  $50,000  for the  first  quarter  ended

September 30, 2004 as compared to $57,118 during the first quarter ended September 30, 2003. The majority of our product development costs resulted from our obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous quarterly periods.

Interest Expense

Interest expense totaled $86,870 for the first quarter ended September 30, 2004. During fiscal year 2004, we issued various notes payable to individual investors and existing shareholders. These notes are unsecured, bear interest at 12%, and are repayable in one to five years from date of issuance. These notes are convertible into approximately 2,296,199 shares of common stock at conversion prices ranging from $.17 to $.40 per share. Under generally accepted accounting principles, we were required to record the value of the beneficial conversion feature of these convertible notes as a debt discount, which has been done. The remaining debt discount to be amortized on the convertible notes is approximately $195,967. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the notes prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.

STATEMENTS OF CASH FLOW

Cash Flow from Operations

For the quarterly period ended September 30, 2004, our net cash used in operating activities was $65,283 as compared to $68,778 for quarterly period September 30, 2003, a decrease of $3,495.

Capital Expenditures

For the quarter ended September 30, 2004 and as with the comparable period last year, no capital expenditures were incurred. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

FUTURE RESULTS

The results of operations for the quarter ended September 30, 2004 and September 30, 2003 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had negative working capital of $1,018,064 as compared to negative working capital of $375,437 at September 30, 2003. Non-cash current liabilities consisting of $303,033 in Notes payable are intended to be settled by conversion to common stock when the notes become due. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. a) 14

                                     Part II

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5    OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

          31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

          32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: November 15, 2004
    -------------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ JIM BOLOKOSKI                                Dated: November 15, 2004
    ---------------------
Jim Bolokoski
Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 By: /s/ WILFRIED GRABERT                   By: /s/ TIM NYE
     --------------------------                 -----------------
     Wilfried Grabert, Director                 Tim Nye, Director
     November 15, 2004                          November 15, 2004



 By: /s/ RICHARD CHEYNE                     By: /s/ JEFFREY FAJGENBAUM
     --------------------------                 ----------------------------
     Richard Cheyne, Director                   Jeffrey Fajgenbaum, Director
     November 15, 2004                          November 15, 2004