Form 10QSB
period 2004-12-31
GIVEMEPOWER CORP
filed 2005-02-14
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                 For the Second Quarter Ended December 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Transition Period From _____ to _____






                        Commission File Number 333-67318
                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                     87-0291528
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation                (IRS Employer
                  or organization)                       Identification No.)

  5925 - 12 Street SE, Suite 230
      Calgary, Alberta, Canada                  T2H 2M3          (403) 287-6001
---------------------------------------    -----------------     --------------
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


Yes [ ]   No  [x]   Delinquent filers are disclosed herein.


Total revenues for quarter ended December 31, 2004 were $70,285.


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.


Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.


Yes  [ ]   No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 10, 2005 there were 27,104,378 shares of issuer's common stock outstanding.

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                   For the Fiscal Year Ended December 31, 2004



Part I                                                                    Page

Item 1.  Financial Statements.                                              4

Item 2.  Management's Discussion and Analysis or Plan of Operations.        8

Item 3.  Controls and Procedures                                           12

Part ll                                                                   Page

Item 1.  Legal Proceedings.                                                13

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds        13

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders.              14

Item 5.  Other Information                                                 14

Item 6.  Exhibits.                                                         14

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

ITEM 1.  Financial Statements.

                             GIVEMEPOWER CORPORATION
                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)



         ASSETS

Cash                                                            $   121,914
Accounts receivable, net the
  allowance for doubtful account of $1,720                           51,555
Other current assets                                                  9,088
                                                                 ----------

  Total Current Assets                                              182,557

Property and equipment, net
  accumulated depreciation                                            4,134
                                                                 ----------

Total Assets                                                     $  186,691
                                                                 ==========



         LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                 $  633,693
Accrued expenses                                                    225,823
Notes payable to related parties                                    446,534
                                                                 ----------

  Total Current Liabilities                                       1,306,050


STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 27,147,298 shares
  issued and outstanding                                             27,147
Additional paid in capital                                        4,292,820
Other comprehensive income                                          160,799
Retained deficit                                                 (5,600,125)
                                                                 ----------

  Total Stockholders' Deficit                                    (1,119,359)
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  186,691
                                                                 ==========

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                              Three                               Six
                                                          Months Ended                       Months Ended
                                                          December 31,                       December 31,
                                                        2004              2003             2004             2003
                                                     ---------         ---------         ---------        ---------
Revenues                                             $  70,285         $  47,537        $  119,712       $   67,869

Operating expenses
    Cost of sales                                        8,588                 -            20,726                -
    Sales and marketing                                 13,350            46,066            24,536           54,210
    General and administrative                         159,002           126,405           289,612          186,449
    R&D - product development                           64,979            56,570           114,979          113,688
                                                     ---------         ---------         ---------        ---------
                                                       245,919           229,041           449,853          354,347
                                                     ---------         ---------         ---------        ---------
       Net operating loss                             (175,634)         (181,504)         (330,141)        (286,478)

Other Income (Expense)
    Interest expense                                  (29,686)           (53,408)         (116,556)         (53,408)
                                                     ---------         ---------         ---------        ---------
       Net loss                                       (205,320)         (234,912)         (446,697)        (339,886)
                                                     ---------         ---------         ---------        ---------



Basic and diluted net loss per common share
                                                     $    (.01)        $    (.01)       $     (.02)      $     (.01)


Weighted Average Common Shares Outstanding

                                                    27,147,216        23,691,664        27,147,298       23,691,664
                                                    ----------        ----------        ----------       ----------

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                                                             2004             2003
                                                                                         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 $(446,697)       $(339,886)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                                            25,211            1,930
       Amortization on debt discount                                                        22,540           51,667
       Depreciation and amortization                                                         3,459            4,677
    Net changes in:
       Accounts receivable                                                                 (42,066)         (22,291)
       Other current assets                                                                 (7,884)          (1,711)
       Accounts payable and accrued expenses                                               285,147          123,373
                                                                                         ----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (160,290)        (182,241)
                                                                                         ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                                                          -          (1,799)
                                                                                        -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                        -          (1,799)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                            164,000          300,210
    Payments on notes payable                                                                    -                -
    Payments on installment notes payable                                                        -                -
    Proceeds from sale of common stock                                                           -                -
    Net change in note payable from related party                                                -            1,823
                                                                                         ----------      -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                            164,000          302,033
                                                                                         ----------      -----------

EFFECT OF EXCHANGE RATES ON CASH                                                           (35,857)          35,431
                                                                                         ----------      -----------
NET CHANGE IN CASH                                                                         (32,147)          82,562

Cash balances
-        Beginning                                                                         154,061          154,267
                                                                                         ----------       ----------
-        Ending                                                                          $ 121,914        $ 236,829
                                                                                         ==========       ==========

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


NOTE 2 - NOTE PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During November, GiveMePower obtained an additional $164,000 loan from its shareholder. This note is unsecured, bears interest at 5%, and is repayable in five years. This note is convertible into 1,025,000 shares of common stock at conversion prices of $.16 per share. Because the conversion price is below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created.

Under accounting rules proscribed by EITF 00-27, the notes are discounted by $92,250 for this beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of December 31, 2004, $2,307 of the discount has been amortized. A summary is as follows:

        Amount of proceeds received                        $     164,000
        Amount of discount                                       (92,250)
        Discount amortization
           through December 31, 2004                               2,307
                                                          --------------
        Net amount as of December 31, 2004                 $      74,057
                                                          ==============

The above $74,057 note payable to the shareholder is included in the Balance Sheet under caption - Notes Payable to related parties.


NOTE 3 - COMMON STOCK

For the three months ended December 31, 2004, GiveMePower issued 97,865 shares of common stock for services valued at $25,211, based on the market price of the shares when the services were performed.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

COMPARISON OF RESULTS FOR THE SECOND QUARTER ENDED DECEMBER 31, 2004 AS COMPARED TO THE SECOND QUARTER ENDED DECEMBER 31, 2003 WITH COMPARISON TO THE COMPARABLE PERIOD FOR THE SIX MONTHS ENDED DECEMBER 31 2004 AS COMPARED TO DECEMBER 31, 2003.

The current quarterly net loss was $205,320, a reduction of $29,592 or 12.6% in comparison to last year's comparable quarter. The year to date loss was $446,697, an increase of $106,811 or 31.4% in comparison to last year's comparable period.

REVENUES

Revenue for the current quarter totaled $70,285, an increase of $22,748 or 47.8% in comparison to last year's comparable period. Year to date revenue totaled $119,712, an increase of $51,843 or 76.4% in comparison to last year's comparable period. Revenues have increased largely due to our customers' continued growing acceptance of our retail PowerCAD product lines, introduction of new applications in conjunction with the completion of product updates for Windows Mobile 2003 and the introduction of our new reseller programs.

OPERATING EXPENSES

Cost of Sales

Cost of sales for the current quarter totaled $8,588, an increase of $8,588 in comparison to last year's comparable period. Year to date cost of sales totaled $20,726 an increase of $20,726. Cost of sales is comprised of CD costs, CD packaging and payments to third parties.

Selling, Sales and Marketing

Selling, sales and marketing expenses totaled $13,350 for the current quarterly period a decrease of $32,716 in comparison to last year's comparable quarter. Year to date sales and marketing expenses totaled $24,536, a decrease of $29,674 in comparison to last year's comparable period. Sales and marketing expenses have decreased due to an realignment of the Company's selling plan from full time personnel to dealer channel programs in a successful effort to expand the retail PowerCAD product lines, developers licenses and reseller programs throughout North America.

General and Administrative

General and administrative expenses totaled $159,002 for the current quarterly period, an increase of $32,597 or 25.7% in comparison to last year's comparable quarter. Year to date general and administrative expenses totaled $289,612, an increase of $103,163 or 55.3% in comparison to last year's comparable period. General and administrative expenses increased due to increased consulting and professional fees in addition to a one time increase in legal fees pertaining to the Jay and Associates arbitration.

R&D - Product Development

Product development expenses totaled $64,979 for the current quarterly period, an increase of $8,409 or 14.8% in comparison to last year's comparable quarter. Year to date product development expenses totaled $114,979, an increase of $1,291 or 1.1% in comparison to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix. These costs cover all of the current product offerings.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous quarterly periods.

Interest Expense

Interest expense totaled $29,686 for the second quarter ended December 31, 2004. During fiscal year 2004, we issued various notes payable to individual investors and existing shareholders. These notes are unsecured, bear interest at 8%, and are repayable in one to five years from date of issuance. These notes are convertible into approximately 2,403,250 shares of common stock at conversion prices ranging from $.17 to $.40 per share. Under generally accepted accounting principles, we were required to record the value of the beneficial conversion feature of these convertible notes as a debt discount, which has been done. The remaining debt discount to be amortized on the convertible notes is approximately $265,677. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the notes prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.


Capital Expenditures

For the quarter and six months ended December 31, 2004 no computer equipment purchases were incurred as compared with $1,799 for the comparable quarter and six months last year. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results

The results of operations for the quarter and six months ended December 31, 2004 and December 31, 2003 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had negative working capital of $1,123,493 as compared to negative working capital of $372,589 at December 31, 2003. Non-cash current liabilities consisting of $225,823 in accruals for stock settlement and $446,534 in Notes payable as we expect these to be settled by conversion to common stock when the notes become due. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the three months ended December 31, 2004 net cash used in operating activities was $95,007, a decrease of $18,456 in comparison to last year's comparable quarter. For the six months ended December 31, 2004 net cash used in operating activities was $160,290, a decrease of $21,951 in comparison to last year's comparable period. The Company is endeavoring to conserve its' uses of cash and intends to continue to issue shares for services and focus its resources primarily towards the development and enhancement of our principal products and services. In addition, the Company will enhance its website and other product delivery mechanism efforts in anticipation of increased future sales and marketing activities.

Based upon our substantial accumulated losses since inception ($5,600,125), including a loss of $205,320 for the current quarter ended December 31, 2004, $446,697 for the six months ended December 31, 2004, working capital deficiency ($1,123,493) and stockholders' deficiency ($1,119,359) at December 31, 2004, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $800,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

     o Finalizing an updated business plan to be used as a guiding tool for the next 12 month period;
     o Leveraging the business plan to enter into term sheet negotiations with appropriate venture capitalists;
     o Entering discussions with our major vendor to settle approximately $500,000 of indebtedness;
     o    Renegotiating   future  royalty   payments  with  our  major  software
          supplier; and
     o Maintaining fiscal responsibility towards general and administrative expenses.

ITEM 3.  CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Under the Demand for Arbitration, Elite claims that GiveMePower had a consulting agreement with Elite whereby GiveMePower would issue up to 735,290 shares of common stock plus up to 1,000,000 warrants to acquire GiveMePower shares. GiveMePower issued Elite 298,118 shares and has not issued any additional shares, nor released any warrants from escrow due to Elite not performing the required services. On November 3, 2004, GiveMePower and Elite reached an agreement, whereby GiveMePower issued 125,000 shares of restricted common stock to Elite in full settlement of Elite's claims. Elite further agreed that the 125,000 shares, together with 150,000 shares previously issued to Elite, would be subject to a leak-out, in which Elite agreed to not sell more than 68,750 shares per month for four months from November 3, 2004.

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

In response to the Noble Claim, on the 17th day of November 2003, GiveMePower Inc. filed a Dispute Note and Counterclaim with the Provincial Court of Alberta Civil Claims. It consisted of a detailed defense of the claim for funds claimed by Mr. Noble together with a counterclaim against Mr. Noble claiming from him the minimum sum of $36,000 in damages. Mr. Noble has filed a Dispute Note to this Counterclaim.

By agreement between the parties evidenced by a Consent Order, both the Noble Claim and the GiveMePower Counterclaim were transferred to the Court of Queens Bench of Alberta on April 2, 2004 and are both still pending.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

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


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: February 14, 2005
    ---------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ JIM BOLOKOSKI                                Dated: February 14, 2005
    -----------------
Jim Bolokoski
Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)