Form 10QSB/A
period 2004-12-31
GIVEMEPOWER CORP
filed 2005-02-15
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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


                   For the Fiscal Quarter Ended December 31, 2004



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

                             GIVEMEPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                                                             2004             2003
                                                                                         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 $(446,697)       $(339,886)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                                            25,211            1,930
       Amortization on debt discount                                                        22,540           51,667
       Depreciation and amortization                                                         3,459            4,677
    Net changes in:
       Accounts receivable                                                                 (42,066)         (22,291)
       Other current assets                                                                 (7,884)          (1,711)
       Accounts payable and accrued expenses                                               285,147          123,373
                                                                                         ----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (160,290)        (182,241)
                                                                                         ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                                                          -          (1,799)
                                                                                        -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                        -          (1,799)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable to related parties                                         164,000          302,033
                                                                                         ----------      -----------

EFFECT OF EXCHANGE RATES ON CASH                                                           (35,857)          35,431
                                                                                         ----------      -----------
NET CHANGE IN CASH                                                                         (32,147)          82,562

Cash balances
-        Beginning                                                                         154,061          154,267
                                                                                         ----------       ----------
-        Ending                                                                          $ 121,914        $ 236,829
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


GiveMePower Corporation
(Registrant)


By: /s/ WILLIAM V. WALTON                            Dated: February 15, 2005
    ---------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ JIM BOLOKOSKI                                Dated: February 15, 2005
    -----------------
Jim Bolokoski
Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)