Form 10QSB
period 2005-03-31
GIVEMEPOWER CORP
filed 2005-05-16
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Third Quarter Ended March 31, 2005


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

Total revenues for quarter ended March 31, 2005 were $34,273.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [   ]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2005 there were 27,061,544 shares of issuer's common stock outstanding.

================================================================================

                            GIVEMEPOWER CORPORATION
                                  FORM 10-QSB
                  For the Fiscal Quarter Ended March 31, 2005

================================================================================


Part I                                                                    Page

Item 1.  Financial Statements.                                              4

Item 2.  Management's Discussion and Analysis or Plan of Operations.        8

Item 3.  Controls and Procedures                                           11

Part II                                                                   Page

Item 1.  Legal Proceedings.                                                12

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds        12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders.              12

Item 5.  Other Information                                                 12

Item 6. Exhibits.                                                          12

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

ITEM 1.  Financial Statements.


                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)



         ASSETS

Cash                                                               $   60,834
Accounts receivable, net the allowance
  for doubtful account of $1,720                                       20,089
Other current assets                                                    2,368
                                                                   ----------

  Total Current Assets                                                 83,291

Property and equipment, net
  accumulated depreciation of $39,791                                   4,887
                                                                   ----------

Total Assets                                                       $   88,178
                                                                   ==========



         LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $  605,934
Accrued expenses                                                      169,088
Notes payable to related party                                        501,898
                                                                   ----------

  Total Current Liabilities                                         1,276,920


STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 27,061,544 shares
  issued and outstanding                                               27,061
Additional paid in capital                                          4,371,369
Other comprehensive income                                             82,306
Retained deficit                                                   (5,669,478)
                                                                   ----------

  Total Stockholders' Deficit                                      (1,188,742)
                                                                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   88,178
                                                                   ==========

                            GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                              Three                              Nine
                                                          Months Ended                       Months Ended
                                                            March 31,                          March 31,
                                                       2005               2004            2005              2004
                                                     ---------         ---------        ---------        ---------
Revenues                                             $  34,273         $  20,686        $ 153,985        $  88,555

Operating expenses
    Cost of sales                                        5,100                 -           25,826                -
    Sales and marketing                                 15,824            41,546           40,360           95,755
    General and administrative                          22,698           245,878          312,310          432,328
    R&D - product development                           35,052            56,750          150,031          170,438
                                                     ---------         ---------        ---------        ---------

                                                        78,674           344,174          528,527          698,521
                                                     ---------         ---------        ---------        ---------

       Net operating loss                              (44,401)         (323,488)        (374,542)        (609,966)

Other Income (Expense)
    Interest expense                                   (24,952)         (117,313)        (141,508)        (170,721)
                                                     ---------         ---------        ---------        ---------

       Net loss                                      $ (69,353)        $(440,801)       $(516,050)       $(780,687)
                                                     =========         =========        =========        =========



Basic and diluted net loss  per common share         $    (.00)        $    (.02)       $    (.02)       $    (.03)




Weighted Average Common Shares Outstanding          27,241,248        28,622,492       25,188,614       26,859,492



                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                2005                        2004
                                                                             ----------                  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (516,050)                 $ (780,687)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                                 89,474                     134,490
       Amortization on debt discount                                            111,403                     113,667
       Depreciation and amortization                                              4,224                       7,087
    Net changes in:
       Accounts receivable                                                      (10,599)                    (13,857)
       Other current assets                                                      (1,086)                     (3,611)
       Accounts payable and accrued expenses                                    126,673                     175,530
                                                                             ----------                  ----------
NET CASH USED IN OPERATING ACTIVITIES                                          (195,961)                   (367,381)
                                                                             ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                                          (1,519)                     (6,316)
                                                                             ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                 212,000                     300,210
                                                                             ----------                  ----------

EFFECT OF EXCHANGE RATES ON CASH                                               (107,747)                     12,549
                                                                             ----------                  ----------
NET CHANGE IN CASH                                                              (93,227)                    (60,938)

Cash balances
-        Beginning                                                              154,061                     154,267
                                                                             ----------                  ----------
-        Ending                                                              $   60,834                  $   93,329
                                                                             ==========                  ==========

                             GIVEMEPOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of GiveMePower Corporation ("GiveMePower"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GiveMePower's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10-KSB have been omitted.

NOTE 2 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During second and third quarter of fiscal 2005, GiveMePower obtained two additional loans from a shareholder in the amount of $164,000 and $48,000, respectively. These notes are unsecured, bear interest at 5%, and are repayable in five years. These notes are convertible into 1,185,000 shares of common stock at conversion prices ranging from $0.16 to $0.30 per share. Because the conversion prices are below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created. Under accounting rules proscribed by EITF 00-27, these notes are discounted by $101,850 for this beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of March 31, 2005, $6,920 of the discount has been amortized. A summary is as follows:

Amount of proceeds received                        $     212,000
Amount of discount                                      (101,850)

Discount amortization
   through March 31, 2005                                  6,920
                                                   -------------


Net amount as of March 31, 2005                    $     117,070
                                                   =============

The above $117,070 note payable to the shareholder is included in the Balance Sheet under caption - Notes Payable to related parties.

NOTE 3 - COMMON STOCK For the three months and nine months ended March 31, 2005, GiveMePower issued 154,498 and 252,363 shares of common stock, respectively, for services valued at $64,263 and $89,474, respectively, based on the market price of the shares when the services were performed.

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

COMPARISON OF RESULTS FOR THE THIRD QUARTER ENDED MARCH 31, 2005 AS COMPARED TO THE THIRD QUARTER ENDED MARCH 31, 2004 WITH COMPARISON TO THE COMPARABLE PERIOD FOR THE NINE MONTHS ENDED MARCH 31 2005 AS COMPARED TO MARCH 31, 2004.

The current quarterly net loss was $69,353, a reduction of $371,448 or 84.3% in comparison to last year's comparable quarter. The year to date loss was $516,050, a decrease of $264,637 or 33.9% in comparison to last year's comparable period.

REVENUES

Revenue for the current quarter totaled $34,273, an increase of $13,587 or 65.7% in comparison to last year's comparable period. Year to date revenue totaled $153,985, an increase of $65,430 or 73.9% in comparison to last year's comparable period. Revenues have increased largely due to our customers' continued growing acceptance of our PowerCAD product lines, introduction of new applications in conjunction with the completion of product updates for Windows Mobile 2003 and the introduction of our new reseller programs.

OPERATING EXPENSES

Cost of Sales

Cost of sales for the current quarter totaled $5,100, an increase of $5,100 in comparison to last year's comparable period. Year to date cost of sales totaled $25,826, an increase of $25,826. Cost of sales is comprised of CD costs, CD packaging and payments to third parties such as resellers.

Selling, Sales and Marketing

Selling, sales and marketing expenses totaled $15,824 for the current quarterly period a decrease of $25,722 in comparison to last year's comparable quarter. Year to date sales and marketing expenses totaled $40,360, a decrease of $55,395 in comparison to last year's comparable period. Sales and marketing expenses have decreased due to a realignment of the Company's selling plan from inside personnel to dealer channel programs in a successful effort to expand the PowerCAD product lines, developers licenses and reseller programs throughout North America.

General and Administrative

General and administrative expenses totaled $22,698 for the current quarterly period, a decrease of $223,180 or 90.8% in comparison to last year's comparable quarter. Year to date general and administrative expenses totaled $312,310, a decrease of $ or 27.8% in comparison to last year's comparable period.

R&D - Product Development

Product development expenses totaled $35,052 for the current quarterly period, a decrease of $21,698 or 38.2% in comparison to last year's comparable quarter. Year to date product development expenses totaled $150,031, a decrease of $20,407 or 12.0% in comparison to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to Felix Computer Aided Technologies GmbH (Felix) in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix. These costs cover all of the current product offerings.

Depreciation

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous quarterly periods.

Interest Expense

Interest expense totaled $24,952 and $141,508 for the third quarter and nine months respectively ending March 31, 2005. During fiscal year 2004, we issued various notes payable to individual investors and existing shareholders. These notes are unsecured, bear interest at 8%, and are repayable in one to five years from date of issuance. These notes are convertible into approximately 2,403,250 shares of common stock at conversion prices ranging from $.17 to $.40 per share. Under generally accepted accounting principles, we were required to record the value of the beneficial conversion feature of these convertible notes as a debt discount, which has been done. The remaining debt discount to be amortized on the convertible notes is approximately $217,677. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the notes prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.

Capital Expenditures

For the nine months ended March 31, 2005 $1,519 of computer equipment purchases were incurred as compared with $6,316 for the comparable period last year. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results

The results of operations for the quarter and nine months ended March 31, 2005 and March 31, 2004 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had negative working capital of $1,193,629 as compared to negative working capital of $549,548 at March 31, 2004. Non-cash current liabilities consisting of $463,498 in accruals for stock a settlement as we expect this to be settled by conversion to common stock when the notes become due. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the nine months ended March 31, 2005 net cash used in operating activities was $195,961, a decrease of $171,420 in comparison to last year's comparable quarter. The Company is endeavoring to conserve its' uses of cash and intends to continue to issue shares for services and focus its resources primarily towards the development and enhancement of our principal products and services. In addition, the Company will enhance its website and other product delivery mechanism efforts in anticipation of increased future sales and marketing activities.

Based upon our substantial accumulated losses since inception ($5,669,478), including a loss of $69,353 for the current quarter ended March 31, 2005 and a loss of $516,050 for the nine months ended March 31, 2005, working capital deficiency ($1,193,629) and stockholders' deficiency ($1,188,742) at March 31, 2005, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $800,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                    Part II

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: May 16, 2005
    ---------------------
    William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary

(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ J. L. (Jim) BOLOKOSKI                        Dated: May 16, 2005
    -------------------------
    J.L. (Jim) Bolokoski
    Acting Chief Financial Officer

(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)