Form 10KSB
period 2005-06-30
GIVEMEPOWER CORP
filed 2005-10-13
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                [GRAPHIC OMITTED]



                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2005


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


Yes [ x ]   No  [  ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


Yes [   ]   No  [ x ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.


Yes [   ]   No  [ x ]   Delinquent filers are disclosed herein.


Total revenues for Fiscal Year 2005 were $189,916.


The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on June 30, 2005, was $2,934,052. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.


As of June 30, 2005 there were 27,128,294 shares of issuer's common stock outstanding.

        -----------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-KSB
                     For the Fiscal Year Ended June 30, 2005
                                [GRAPHIC OMITTED]

Part I                                                                                                            Page
Item 1.    Description of Business.                                                                                3

Item 2.    Description of Property.                                                                                16

Item 3.    Legal Proceedings.                                                                                      16

Item 4.    Submission of Matters to a Vote of Security Holders.                                                    16



Part ll                                                                                                           Page

Item 5.    Market for Common Equity and Related Stockholder Matters.                                               17

Item 6.    Management's Discussion and Analysis or Plan of Operation.                                              18

Item 7.    Financial Statements                                                                                    F-1

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.                   22

Item 8A.   Controls and Procedures.                                                                                22

Item 8B.   Other Information.                                                                                      22


Part lll                                                                                                           Page

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
           of the Exchange Act.                                                                                    23


Item 10.  Executive Compensation.                                                                                  25

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters           26

Item 12.  Certain Relationships and Related Transactions.                                                          27

Item 13.  Exhibits.                                                                                                28

Item 14.  Principal Accountant Fees and Services.                                                                  28


Signatures.                                                                                                        29

                                     PART I
                                     ------

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

From inception through fiscal 2005, our efforts have been primarily directed at technology research, acquisition and development, new product application releases, website and e-business infrastructure development, market research and development, financing, and early-stage sales, marketing and promotional activities.

Our objective in fiscal 2006 is to successfully transition from a development stage company into a commercially viable sales, marketing and distribution enterprise capable of creating demand and distribution for our products and services, which are being crafted to offer affordable and industry-compatible CAD and collaborative digital blueprint processing across all Microsoft Windows-based mobile, wireless, desktop and laptop computers.

We are organized into two primary reporting segments; the Retail Products segment which accounted for 88% of revenues in fiscal 2005 (70% in fiscal 2004) and the Embedded Products segment which accounted for 12% of revenues in fiscal 2005 (30% in fiscal 2004).

The Retail Products segment derives revenues from the sale of pre-packaged software and related solutions and services for businesses and individuals involved in the design, construction and management of man-made structures and manufactured products. Principal products sold by the Retail Products segment include PowerCAD CE Viewer(TM), PowerCAD CE Classic(TM), PowerCAD CE Pro(TM) and PowerCAD SiteMaster(TM) CE for mobile and wireless handheld computer users, and PowerCAD LT+(TM), PowerCAD Classic(TM), PowerCAD Pro(TM) and PowerCAD SiteMaster(TM) XP for Windows(R) desktop, laptop and XP tablet PC computer users.

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

BUSINESS DEVELOPMENT

Headquartered in Calgary, Alberta, Canada, we were originally incorporated as GiveMePower.com , Inc. On September 15, 2000, we amended our Articles of Incorporation to change our corporate name to GiveMePower Inc.

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

We continue to advance our technologies, and we intend to introduce new and enhanced products and services throughout fiscal 2006, which we believe will meet with commercial market acceptance and result in higher revenues in fiscal 2006.

PRINCIPAL PRODUCTS

Our principal products are branded and registered with the U.S. Patent and Trademark Office under the trade names PowerCAD(R), PowerCAD CE(TM) and PowerENGINE(TM).

Our principal products are broken down into two segments: 1) Retail Products; and 2) Embedded Software and Developer Products.

RETAIL PRODUCTS

Retail Product sales and related services accounted for 88% of our net revenues in fiscal 2005 and 70% of net revenues in fiscal 2004.

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

MOBILE AND WIRELESS HANDHELD COMPUTING

Sales of retail mobile and wireless handheld computing solutions accounted for 34% of our net retail revenues in fiscal 2005 and 24% in fiscal 2004. Significant enhancements to our mobile and wireless products are currently being developed for planned introduction throughout the course of fiscal 2006.

Our PowerCAD CE(TM) mobile product line has been developed to offer 2 and 3-dimensional CAD design and digital blueprint processing capabilities for enterprises seeking to mobilize their operations using wired or wireless handheld computing devices. Supported devices include Pocket PCs, Pocket PC cell phones, handheld PCs and manufacturer specific devices which utilize Microsoft's Windows CE(R), Windows CE .NET(R) and Windows Mobile(R) operating systems.

Four different retail products are presently available under the PowerCAD CE brand name, each designed to serve as independent mobile/wireless CAD stations, or as compatible mobile extensions for existing desktop CAD systems such as AutoCAD(R) by Autodesk Inc., MicroStation(R) by Bentley Systems Inc. and our own line of PowerCAD desktop solutions:

PowerCAD CE Viewer(TM)
---------------------

PowerCAD CE Viewer is an instantly usable mobile software system which allows users of any skill level to open, view and markup 2 and 3-dimensional project designs and digital blueprints saved in industry-standard drawing formats using mobile and wireless handheld computing devices which utilize Microsoft's Windows CE(R), Windows CE .NET(R) or Windows Mobile(R) 2003 mobile operating systems.

PowerCAD CE Classic(TM)
-----------------------

PowerCAD CE Classic retains all of the simplified 2D and 3D viewing and markup capabilities of PowerCAD CE Viewer, and adds the ability to create new 2D drawings and edit existing drawings using a wide selection of design tools optimized specifically for efficient operation on mobile and wireless handheld devices.

PowerCAD CE Pro(TM)
-------------------

PowerCAD CE Pro is our most powerful mobile/wireless CAD solution, offering all of the functionality of PowerCAD CE Viewer and PowerCAD CE Classic, plus more advanced 2D and 3D design and visualization tools, end-user customization capabilities to create efficient operation on mobile and wireless handheld devices.

PowerCAD SiteMaster(TM) CE
--------------------------

PowerCAD SiteMaster 2 CE is a unique and powerful mobile/wireless CAD solution allowing users to connect external portable laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor measurement and building inspection plans up to 10 times faster than traditional manual methods.

PowerCAD SiteMaster(TM) CE 2
----------------------------

PowerCAD SiteMaster CE 2 is in beta form and is expected to be released to our customers in October 2005. PowerCAD SiteMaster 2 is much more robust and productive than SiteMaster 1 and is the most powerful CAD solution allowing users to connect external laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor/measurement plans up to 10 to 20 times faster than traditional manual methods.


DESKTOP, LAPTOP AND XP TABLET COMPUTING

Sales of retail desktop, laptop and XP tablet computing products accounted for 66% of our net retail revenues in fiscal 2005 and 46% in fiscal 2004. Significant enhancements to our retail desktop, laptop and XP tablet products have been developed throughout 2005, with additional features and improvements intended for introduction throughout the course of fiscal 2006.

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

PowerCAD LT+(TM)
---------------

PowerCAD LT+ is our simplest design and drafting solution for Windows(R) desktop, laptop and XP tablet users. PowerCAD LT+ is designed for casual users, students, space planners and designers seeking a simple-to-use, low-cost 2D drafting solution which can directly open AutoCAD(R)-compatible drawings, but is restricted to savings results in PowerCAD proprietary file formats.

PowerCAD Classic(TM)
-------------------

PowerCAD Classic retains all the functionality and simplicity of PowerCAD LT+, but adds extended 2D drawing creation and visualization tools, plus the ability to save results in AutoCAD(R)-compatible drawing formats.

PowerCAD Pro(TM)
---------------

PowerCAD Pro is our most powerful general-purpose CAD solution for Windows(R) desktop, laptop and XP tablet computing. PowerCAD Pro is designed to offer up to 80% of the power and customization capabilities of competing systems such as AutoCAD(R), by Autodesk Inc., at less than 25% of the cost.

PowerCAD SiteMaster(TM) XP
--------------------------

PowerCAD SiteMaster XP is a unique and powerful mobile/wireless CAD solution allowing users to connect external portable laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor measurement and building inspection plans up to 10 times faster than traditional manual methods.

PowerCAD SiteMaster(TM) XP 2
----------------------------

PowerCAD SiteMaster XP 2 is in beta form and is expected to be released to our customers in October 2005. PowerCAD SiteMaster 2 is much more robust and productive than SiteMaster 1 and is the most powerful CAD solution allowing users to connect external laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor/measurement plans up to 10 to 20 times faster than traditional manual methods.

EMBEDDED PRODUCTS

Embedded Product sales and services accounted for 12% of net revenue in fiscal 2005 and 30% in fiscal 2004. Significant enhancements to our Embedded Products and services are currently being developed for planned introduction throughout the course of fiscal 2006.

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

PRODUCT DEVELOPMENT AND INTRODUCTION

Research and development expenditures accounted for 135.6% of fiscal 2005 revenues and 201.8% of fiscal 2004 revenues. We continue to enhance our product and service offerings to meet the changing needs of our customers and future trends we see in our market place.

The majority of our research and development costs are related to our PowerCAD, PowerCAD CE and PowerENGINE products, which rely on core technologies we license and cooperatively develop with GiveMePower GMBH (formerly Felix and AutoPack), of Berlin, Germany.

Additional costs are attributed to the development of PowerCAD Architect, which we acquired ownership and intellectual property rights for in October, 2001 from Bud Elkin, Inc. of Orlando, Florida. We first introduced this software in November, 2002 under the trade name PowerCAD Architect(TM). Based on initial customer feedback whereby major product deficiencies were discovered, we have generated insignificant revenues and discontinued active sales of PowerCAD Architect until known deficiencies can be resolved. Our plans are to develop a major update to PowerCAD Architect in fiscal 2006.

During fiscal 2005, we released the following new products and versions:

PRODUCT NAME            VERSION   DEVELOPMENT METHOD       RELEASE DATE
------------            -------   ------------------       -------------
PowerCAD Classic           6          Licensed              June 16, 2005
PowerCAD SiteMaster        1.0        Licensed              May 16, 2005
PowerCAD CE Viewer         5.5        Licensed              February 16, 2005
PowerCAD CE Classic        5.5        Licensed              February 16, 2005
PowerCAD CE Pro            5.5        Licensed              February 16, 2005
Power Embedded             6.0        Licensed              September 14, 2004

Under terms of our agreement with GiveMePower GMBH (formerly Felix and AutoPack), we are committed to paying up to 15% of net revenues, volume dependent, with minimum quarterly payments of $50,000 relating to the sale and licensing of PowerCAD, PowerCAD CE and PowerENGINE mobile and desktop products in North America, in return for ongoing supply of product updates, upgrades and technical support. The majority of core GiveMePower GMBH technology development is performed in Germany, with localization, testing, English documentation as well as value-added product enhancements performed in the U.S. and Canada.

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

SALES, MARKETING AND DISTRIBUTION

Our sales, marketing and distribution activities have been primarily restricted to public news releases, free distribution of 30-day product trials over the Internet, and limited direct-to-customer marketing via email and telephone.

Our objective moving forward is to increase revenues by increasing distribution of our products and services via internet sales, retail sales, OEM hardware partnerships and OEM software developer partnerships.

INTERNET SALES

Internet sales to customers accounted for the majority of our revenues in fiscal years 2005 and 2004.

Our goal in fiscal 2006 is to significantly increase the number of people visiting our website, convert between 1-5% of free promotional product users into paying customers, and to increase internet sales through resellers and distributors we have yet to establish.

RETAIL SALES

During fiscal 2006, we plan to increase our presence in the retail market by establishing a network of distributors and resellers in North America who can assist in reaching a higher number of end users. Due to the intensely competitive nature of retail sales, we anticipate that the creation of our retail reseller channel will require a considerable investment in personnel and finances to achieve significant results.

OEM HARDWARE PARTNERSHIPS

During fiscal 2006, we plan to aggressively pursue co-marketing, bundling and embedded technology alliances with hardware vendors seeking to increase sales by including our technologies as a value-added component on their mobile and wireless computing devices. We anticipate average sales to revenue cycles of 6-12 months for each OEM hardware partner.

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

PowerCAD Classic                 AutoCAD LT                 Autodesk, Inc.
                                 TurboCAD                   International Microcomputers, Inc.
                                 IntelliCAD                 Cadopia

PowerCAD Pro                     AutoCAD                    Autodesk, Inc.
                                 TurboCAD                   International Microcomputers, Inc.
                                 IntelliCAD                 Cadopia, Bricscad

PowerENGINE                      AutoCAD OEM                Autodesk, Inc.
                                 IntelliCAD OEM             IntelliCAD Technology Consortium

Power Developer Network          Autodesk Developer         Network Autodesk, Inc.


DEPENDENCE ON MAJOR CUSTOMERS

Five customers, Laser Meters Inc., Cochran's Inc., Compuimport SA, Allen Data Graph and Classy Closets account for 40.2% of our revenues in fiscal 2005 with the largest customer Laser Meters Inc. accounting for 15.6% as compared to one customer, Cochran's Inc. accounting for 17.5% of our revenues in fiscal 2004.

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

EMPLOYEES

As of June 30, 2005, we had seven full-time equivalent employees, six are located in Canada and one is located in the United States. We believe our relations with all of our employees are good.

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

     o WE ARE CURRENTLY CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. As of June 30, 2005, three principal stockholders (one is a director) own 7,971,325 shares or approximately 29.4%. Our directors and officers beneficially own 2,964,590 shares or approximately 10.93% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company.

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

REPORTS TO SECURITY HOLDERS

Although we are not required to deliver our annual or quarterly reports to security holders, we would be pleased to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street, N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal facilities are located in Calgary, Alberta occupying approximately 3,000 square feet of office space. Currently our facility is leased on an annual basis with a monthly rent of $3,200, the lease expires September 30, 2006. We believe that our existing facilities are suitable and adequate to meet our current business requirements.


ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

                                     Fiscal 2005                                       Fiscal 2004
                            High                     Low                      High                     Low
                            ----                     ---                      ----                     ---
First Quarter               $.40                     $.24                     $.60                     $.53
Second Quarter              $.65                     $.20                     $.76                     $.69
Third Quarter               $.65                     $.31                     $.67                     $.42
Fourth Quarter              $.44                     $.26                     $.52                     $.31

HOLDERS

As of June 30, 2005, the approximate number of holders of record of Common Stock of the Company was 1,600 as compared to 1,591 as of June 30, 2004.

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

2005 TRANSACTIONS

During the fourth quarter, the Company issued 66,498 shares to several organizations for services rendered in connection with marketing, communication services, legal and financial consulting services with a value of $23,496.

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

COMPARISON OF RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND JUNE 30, 2004

The current year's net loss was $787,275 as compared to $1,453,622 during fiscal 2004, a decrease of $666,347 or 45.8%.

REVENUES

Revenue totaled $189,916 for the current fiscal period as compared to $117,391 during fiscal 2004, an increase of $72,525 or 61.7%.

Retail Revenue
--------------

Retail revenue totaled $167,126 for the current fiscal period as compared to $82,173 during fiscal 2004, an increase of $84,953 or 103.3%.

Embedded Revenue
----------------

Embedded revenue totaled $22,790 for the current fiscal period as compared to $35,218 during fiscal 2004, a decrease of $12,428 or 35.3%.

OPERATING EXPENSES

Cost of Revenue
---------------

Cost of revenues totaled $32,393 for the current fiscal period as compared to $11,288 during fiscal 2004, an increase of $21,105. Cost of revenues is comprised of CD costs, CD packaging and payments to third parties including resellers.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses totaled $95,200 for the current fiscal period as compared to $109,075 during fiscal 2004, a decrease of $13,875. Sales and marketing expenses decreased due to the concentrated focused effort of our corporate awareness of our expanding product line while preparing for our broader commercial market introduction of our retail and embedded products and services.

General and Administrative
---------------------------

General and administrative expenses totaled $424,740 for the current fiscal period as compared to $911,076 during fiscal 2004, a decrease of $486,336 or 53.4%. General and administrative decreased as we continue to rely less on external consultants both in professional services, legal and general advisory.

R&D - Product Development
-------------------------

Product development expenses totaled $257,647 for the current fiscal period as compared to $236,866 during fiscal 2004. The majority of our product development costs resulted from our obligation to make minimum quarterly payments to GiveMePower GMBH - formerly Felix Computer Aided Technologies GmbH (Felix) and AutoPack GmbH (AutoPack) - in return for ongoing product development that commenced in February 2001 upon execution of an agreement with Felix.

Depreciation
------------

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.

Interest Expense
----------------

Interest expense totaled $163,758 for the current fiscal period as compared to $300,991 during fiscal 2004. Under generally accepted accounting principles, we are required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The unamortized debt discount is $37,975 and will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.

STATEMENTS OF CASH FLOW

Cash Flow from Operations
-------------------------

For the year ended June 30, 2005, our net cash used in operating activities was $351,590 as compared to $710,086 for fiscal 2004, a decrease of $358,496 from the prior fiscal period. We used less cash in our operations than in the previous period largely because we settled current debt with the issuance of shares.

Capital Expenditures
--------------------

For the year ended June 30, 2005 we had net capital expenditures of $1,489 for various computer and equipment items in comparison of $5,436 for fiscal 2004 for the previous fiscal period. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Financing Activities
--------------------

For the year ended June 30, 2005 we received net of repayments of $239,000 of cash as compared to $590,698 from the prior fiscal period.

FUTURE RESULTS

The results of operations for Fiscal 2005 and Fiscal 2004 presented above are not necessarily indicative of the results to be expected for upcoming fiscal years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had negative working capital of $1,197,844 as compared to negative working capital of $755,582 in the prior fiscal period. Non-cash current liabilities consisting of $312,025 in notes payable which are intended to be settled by conversion to common stock. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

Based upon our substantial accumulated losses since inception $5,940,703, including a loss of $787,275 for the year ended June 30, 2005, working capital deficiency of $1,197,844 and stockholders' deficiency of $1,342,648 at June 30, 2005, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $500,000 to $1,000,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

The successful implementation of our business plan has required, and will require on a going forward basis, sufficient funds to finance (i) continuing ongoing operations, (ii) further development of our software technologies, (iii) settlement of existing liabilities including use of cash and/or issuance of shares, and (iv) possible selective acquisitions of software licenses to achieve the products we believe will be necessary to remain competitive in the computer aided drawing industry. There can be no assurance that we will be successful in raising the necessary funds.

During fiscal 2005, the continued softness in the software industry continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of $351,590 in 2005 primarily due to our losses. During fiscal 2005, we funded our operating activities primarily with $239,000 from debt financing and stock issuances of $112,969 for administrative services, fees and other similar expenses. At June 30, 2005, we had approximately $3,453 of cash on hand.

Subsequent to our fiscal year end, GiveMePower successfully arranged debt financing in the amount of $300,000 from an existing shareholder.

Outlook
-------

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

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

     o Finalizing an updated business plan to be used as a guiding tool for the next 12 month period;
     o Leverage the business plan to enter into term sheet negotiations with appropriate venture capitalists;
     o Entering discussions with our major vendor to settle approximately $200,000 of indebtedness;
     o    Renegotiating   future  royalty   payments  with  our  major  software
          supplier; and
     o Maintaining fiscal responsibility towards general and administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS.

                             GIVEMEPOWER CORPORATION


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

    Reports of Independent Registered Public Accounting Firm                F-2

    Consolidated Balance Sheet as of June 30, 2005                          F-3

    Consolidated Statements of Operations for the years ended
    June 30, 2005 and 2004                                                  F-4

    Consolidated Statement of Stockholders' Deficit for the years ended
    June 30, 2005 and 2004                                                  F-5

    Consolidated Statements of Cash Flows for the years ended
    June 30, 2005 and 2004                                                  F-6

    Notes to Consolidated Financial Statements                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
     GiveMePower Corporation
     Calgary, Alberta, Canada



We have audited the accompanying consolidated balance sheet of GiveMePower Corporation ("GiveMePower") as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of GiveMePower's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GiveMePower, as of June 30, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GiveMePower will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, GiveMePower has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

August 30, 2005

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005


         ASSETS

Current Assets:
  Cash                                                                                          $    3,453
  Accounts receivable, net of the allowance
    for doubtful accounts of $8,300                                                                  4,966
                                                                                                ----------
         Total Current Assets                                                                        8,419
                                                                                                ----------

Property and equipment, net of the accumulated
    depreciation of $39,427                                                                          4,358
                                                                                                ----------
TOTAL ASSETS                                                                                    $   12,777
                                                                                                ==========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                                              $  655,870
  Accrued expenses                                                                                 159,098
  Notes payable, net of unamortized discount of $37,975                                            312,025
  Notes payable to related parties, net of unamortized
    discount of $117,958                                                                            79,270
                                                                                                ----------
         Total Current Liabilities                                                               1,206,263
                                                                                                ----------
Long-term Liabilities:
  Notes payable to related party, net of unamortized
    discount of $89,838                                                                            149,162
                                                                                                ----------
         Total Liabilities                                                                       1,355,425
                                                                                                ----------

Commitment and Contingencies                                                                             -

Stockholders' Deficit
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 27,128,294 shares issued and outstanding                                            27,129
  Paid in capital                                                                                4,394,797
  Retained deficit                                                                              (5,940,703)
  Other comprehensive income:
    Equity adjustment on foreign currency translation                                              176,129
                                                                                                ----------
         Total Stockholders' Deficit                                                            (1,342,648)
                                                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                     $   12,777
                                                                                                ==========

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2005 and 2004

                                                                                  2005                  2004
                                                                                 -----------           -----------
Revenues                                                                         $   189,916           $   117,391

Cost of revenues                                                                      32,393                11,288
                                                                                 -----------           -----------

Gross Profit                                                                         157,523               106,103
                                                                                 -----------           -----------
Operating expenses
  Selling and marketing                                                               95,200               109,075
  General and administrative                                                         424,740               911,076
  Research and development                                                           257,647               236,866
  Depreciation and amortization                                                        3,453                 8,336
                                                                                 -----------           -----------

Total operating expenses                                                             781,040             1,265,353
                                                                                 -----------           -----------

Operating loss                                                                      (623,517)           (1,159,250)
                                                                                 -----------           -----------

Other income and expenses
  Gain from currency transactions                                                          -                 6,619
  Interest expense                                                                  (163,758)             (300,991)
                                                                                 -----------           -----------

Total other income/ (expenses)                                                      (163,758)             (294,372)
                                                                                 -----------           -----------

NET LOSS                                                                         $  (787,275)          $(1,453,622)
                                                                                 ===========           ===========

Basic and diluted loss per share                                                 $     (0.03)          $     (0.05)

Weighted average shares outstanding                                               27,264,853            27,028,668


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2005 and 2004


                                                        Additional           Other
                                   Common Stock          Paid-in         Comprehensive     Retained
                                Shares        Par        Capital           Income/loss      Deficit             Total
                              ----------   --------      ------------      ---------      -----------       -----------
Balances, June 30, 2003       26,391,664   $ 26,391      $  3,355,514      $  75,927      $(3,699,806)      $  (241,974)
Discount on notes payable
 - for beneficial
     conversion feature                                       446,000                                           446,000

Shares issued
 - for services                  280,011        280           162,777                                           163,057
 - for debt                      377,758        380           211,164                                           211,544

Comprehensive loss:
Net loss                                                                                   (1,453,622)       (1,453,622)
Foreign currency                                                             124,618                            124,618
                                                                                                            -----------
Total comprehensive loss                                                                                     (1,329,004)
                              ----------   --------      ------------      ---------      -----------       -----------

Balances, June 30, 2004       27,049,433     27,051         4,175,455        200,545       (5,153,428)         (750,377)

Discount on notes payable
 - for beneficial
     conversion feature                                       101,850                                           101,850

Shares cancelled                (250,000)      (250)              250                                                 -

Shares issued
 - for services                  318,861        318           112,652                                           112,970
 - for accounts payable           10,000         10             4,590                                             4,600

Comprehensive loss:
Net loss                                                                                     (787,275)         (787,275)
Foreign currency                                                             (24,416)                           (24,416)
                                                                                                            -----------
Total comprehensive loss                                                                                       (811,691)
                              ----------   --------      ------------      ---------      -----------       -----------
Balances, June 30, 2005       27,128,294   $ 27,129      $  4,394,797      $ 176,129      $(5,940,703)      $(1,342,648)
                              ==========   ========      ============      =========      ===========       ===========


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2005 and 2004


                                                                                  2005                2004
                                                                                -------------       ------------
Cash Flows Used in Operating Activities
  Net loss                                                                      $   (787,275)       $ (1,453,622)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Bad debt expense                                                                   8,124                   -
    Shares issued for services                                                       112,969             163,057
    Amortization on debt discount                                                    123,945             211,544
    Depreciation                                                                       3,452               8,336
  Changes in:
    Accounts receivable                                                               (3,602)             (8,101)
    Other current assets                                                               1,142               1,459
    Accounts payable                                                                 220,316             191,163
    Accrued expenses                                                                 (34,796)            184,620
    Other current liabilities                                                          4,135              (8,542)
                                                                                -------------       ------------
Net Cash Used in Operating Activities                                               (351,590)           (710,086)
                                                                                -------------       ------------

Cash Flows from Investing Activities
    Purchase of fixed assets                                                          (1,489)             (5,436)
                                                                                -------------       ------------
Net Cash Used in Investing Activities                                                 (1,489)             (5,436)
                                                                                -------------       ------------

Cash Flows from Financing Activities
    Borrowings from notes payable                                                    239,000             590,698
                                                                                -------------       ------------
Net Cash Provided by Financing Activities                                            239,000             590,698
                                                                                -------------       ------------

Effect of exchange rate changes on cash                                              (36,530)            124,618
                                                                                -------------       ------------

Net change in cash                                                                  (150,609)               (206)
CASH AND CASH EQUIVALENTS, beginning of year                                         154,062             154,267
                                                                                -------------       ------------

CASH AND CASH EQUIVALENTS, end of year                                          $      3,453        $    154,061
                                                                                =============       ============

Cash Paid for:
  Interest                                                                      $          -        $          -
  Income taxes                                                                             -                   -

Non-Cash Transactions:
  Shares issued for debt                                                        $      4,600        $          -
  Discount on notes payable - beneficial
    conversion feature                                                               101,850             446,000


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Actual results could differ from those estimates.

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

Cash and cash equivalents. For purposes of the statement of cash flows, GiveMePower considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Office equipment. Property and equipment consists of computer and office equipment and is stated at cost. It is depreciated on a straight-line basis over the estimated useful lives of 2-5 years.

Income taxes. GiveMePower recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. GiveMePower provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted loss per common share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended March 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Stock-Based Compensation. GiveMePower accounts for stock-based compensation under the intrinsic value method. Under this method, GiveMePower recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if GiveMePower had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                 Year ended        Year Ended
                                                June 30, 2005     June 30, 2004
                                                 ------------     -----------
Net loss as reported                             $   (787,275)    $(1,453,622)
  Add: stock based compensation
       determined under intrinsic
       value-based method                                   -               -

  Less: stock based compensation
        determined under fair value -
        based method                                        -               -
                                                 ------------     -----------
Pro forma net loss                               $   (787,275)    $(1,453,622)
                                                 ============     ===========
Basic and diluted net loss
per common share:
As reported                                      $      (0.03)    $     (0.05)
Pro forma                                               (0.03)          (0.05)

No stock options were granted during fiscal 2005 and 2004.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, "Share-Based Payment". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While GiveMePower has not issued any option to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of GiveMePower during fiscal year 2006.

GiveMePower does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

GiveMePower's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in April 2000, GiveMePower has accumulated losses aggregating $5,940,703, including a loss of $787,275 for the year ended June 30, 2005. GiveMePower had a working capital deficit of $1,197,844 and a stockholders' deficit of $1,342,648 as at June 30, 2005. Management's plans for GiveMePower's continued existence include cutting overhead costs, selling additional stock or borrowing additional funds to increase marketing efforts to raise its sales volume and leveraging third party agents to significantly broaden current sales channels.

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


NOTE 3 -LICENSE AGREEMENT

During fiscal 2005 Felix Computer Aided Technologies GmbH ("Felix") and AutoPack GmbH ("AutoPack") were re-organized into GiveMePower GmbH. GiveMePower GmbH is a company owned and controlled by Wilfried Grabert who was a director and currently is a majority shareholder of GiveMePower.

GiveMePower utilizes core technologies developed and manufactured by GiveMePower GmbH and as such is obligated to make minimum quarterly payments of $50,000 with a royalty offset of 15% of net sales of PowerCAD products. Both the minimum quarterly and royalty fees are charged to research and development as a period cost.

As of June 30, 2005, GiveMePower was current with its minimum required GiveMePower GmbH payments.


NOTE 4 - NOTE PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. These notes are unsecured, bear interest at 5% to 8%, and are repayable in one to five years. These notes are convertible into 3,481,199 shares of common stock at conversion prices ranging from $.25 to $.64 per share. Because these conversion prices are below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created. Five of these notes totaled $300,000 are due at June 30, 2005 and GiveMePower is in the process of negotiations with the lenders to convert the outstanding balances to GiveMePower's common stock.

The proceeds from the notes have been discounted for the beneficial conversion feature. All discounts will be amortized over the life of the notes. As of June 30, 2005, the stock has not been issued. A summary of the notes is as follows:


         Carrying amount of notes on June 30, 2004            $   276,260
         Add: gross proceeds from notes                           239,000
         Add: increase due to currency exchange                     3,101
         Less: beneficial conversion feature                     (101,850)
         Add: amortization of discounts                           123,946
                                                              -----------
         Carrying amount of notes on June 30, 2005            $   540,457
                                                              ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 27, 2003, GiveMePower, Inc., our operating subsidiary, received a notice from the Provincial Court of Alberta, Civil Claims, wherein Mr. Noble alleged that GiveMePower, Inc. failed to pay him certain moneys for services he performed for GiveMePower. We believe this case, as it relates to GiveMePower, to be without merit and Management does not believe that Mr. Noble will prevail. The requested payment by Mr. Noble is approximately $13,000, which has been fully accrued as of June 30, 2005.

In response to the Noble Claim, on November 17, 2003, GiveMePower Inc. filed a Dispute Note and Counterclaim with the Provincial Court of Alberta Civil Claims. It consisted of a detailed defense of the claim for funds claimed by Mr. Noble together with a counterclaim against Mr. Noble claiming from him the minimum sum of $36,000 in damages. Mr. Noble has filed a Dispute Note to this Counterclaim.

By agreement between the parties evidenced by a Consent Order, both the Noble Claim and the GiveMePower Counterclaim were transferred to the Court of Queens Bench of Alberta on April 2, 2004 and are both still pending. GiveMePower has provided a liability accrual in its current statements.


NOTE 6 - OPTIONS AND WARRANTS

Summary information regarding options and warrants is as follows:

                                                                            Weighted                            Weighted
                                                                             Average                             Average
                                                                            Exercise                            Exercise
                                                            Options            Price           Warrants            Price
                                                          ---------         --------          ---------         --------
Outstanding at
  June 30, 2004 and 2003                                  1,510,000         $   0.30            200,000         $   0.53

Year ended June 30, 2005:
  Expired                                                         -                -            125,000             0.25
                                                          ---------         --------          ---------         --------
Outstanding at June 30, 2005                              1,510,000         $   0.30             75,000         $   1.00
                                                          =========         ========          =========         ========

Options and warrants outstanding and exercisable as of June 30, 2005:

Exercise                 Remaining               Options               Options           Warrants               Warrants
Price                         Life           Outstanding           Exercisable        Outstanding            Exercisable
--------                 ---------           -----------          ------------        -----------           ------------
$0.30                      8 years             1,510,000             1,510,000                  -                      -
 1.00                       1 year                     -                     -             75,000                 75,000
                                             -----------          ------------        -----------           ------------
                                               1,510,000             1,510,000             75,000                 75,000
                                             ===========          ============        ===========           ============

NOTE 7 - COMMON STOCK

During the year ended June 30, 2005:


     -    GiveMePower cancelled 250,000 shares previously issued.
     - GiveMePower issued 318,861 shares of common stock to consultants for their services. The shares were valued and recorded at $112,969.
     - GiveMePower issued 10,000 shares of common stock to pay off an account payable in the amount of $4,600.

NOTE 8 - INCOME TAXES

GiveMePower uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, GiveMePower incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,500,000 at June 30, 2005, and will expire starting from 2007.

At June 30, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                    $   1,888,000
                    Less: valuation allowance                  (1,888,000)
                                                            -------------
                  Net deferred tax asset                    $           -
                                                            =============


NOTE 9 - MAJOR CUSTOMERS

During the year ended June 30, 2005 and 2004, major customers were as follows:

                                                          2005           2004
                                                          ----           ----
Laser Meters                                             $ 30,045      $     -
Cochrans Inc.                                              15,604       22,952


Note 10 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of Retail Products and Embedded Products. The Retail Products segment derives revenues from the sale of pre-packaged software and related solutions and services for businesses and individuals involved in the design, construction and management of man-made structures and manufactured products. The Embedded Products segment derives revenues by licensing technologies and providing related support services to Original Equipment Manufacturer ("OEM") hardware manufacturers and third-party software developers who embed GiveMePower's technologies within value-added mobile, wireless and desktop computing solutions of their own design.

Segment financial information is summarized as follows:

                                                                  Corporate
                                   Retail          Embedded        and Other             Total
                                   ------          --------        ---------             -----
2005
----

Revenue                         $ 167,126         $  22,790        $       -        $  189,916
Interest expense                        -                 -          163,758           163,758
Depreciation and
  amortization                          -                 -            3,453             3,453
Net income (loss)                  87,133           (24,810)        (849,598)         (787,275)
Total assets                        4,967                 -            7,811            12,777
Expenditures for
  long-lived assets                     -                 -            1,489             1,489


2004
----
Revenue                         $  82,173         $  35,218        $       -       $   117,391
Interest expense                        -                 -          300,991           300,991
Depreciation and
  amortization                          -                 -            8,336             8,336
Net income (loss)                  16,348           (19,320)      (1,450,650)       (1,453,622)
Total assets                        9,489                 -          160,470           169,959
Expenditures for
  long-lived assets                     -                 -            5,436             5,436


NOTE 11 - SUBSEQUENT EVENT

In July 2005, GiveMePower arranged debt financing in the amount of $300,000 from an existing shareholder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.


ITEM 8B - OTHER INFORMATION

None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND OFFICERS

Our Bylaws provide that the number of directors who shall constitute the whole board shall be such number as the Board of Directors shall at the time have designated. We confirm that the number of authorized directors has been set at five pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. All directors officially consented to join GMPW's Board of Directors effective June 17, 2001. Mr. Grabert resigned February 18, 2005 and Mr. Tim Nye resigned February 22, 2005, both for business reasons.

Information pertaining to our directors and executive officers are as follows:

NAME AND ADDRESS                            AGE      POSITIONS HELD             SINCE
----------------                            ---      --------------             ------
W.V. (Bill) Walton, Calgary, Alberta*        47       Director, President & CEO  April 2000
Richard Cheyne, Vancouver, British Columbia  46       Director                   June 2001
Jeffrey Fajgenbaum, Nashville, Tennessee     46       Director                   June 2001
Douglas Reid, Calgary, Alberta               50       Director                   December 2, 2004
Jim Bolokoski, Calgary, Alberta*             49       Acting CFO                 September 2003

* On August 23, 2005, Jim Bolokoski rejoined as acting CFO. Bill Walton has been serving as acting Treasurer and Secretary.

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

JEFFREY FAJGENBAUM - DIRECTOR. Mr. Fajgenbaum is the Senior Project Manager for Telecommunications and Networking with ClientLogic Corporation, a global company based in Nashville, Tennessee. Fajgenbaum was formerly a GSOD Global Program Manager for Lucent Technologies where his responsibilities included planning, scheduling and coordination of voice, data and multimedia projects for global telecommunications and networked environments. He also spent several years as the Senior IT Project Manager for Cisco Systems, Inc. Fajgenbaum earned a Masters Certification in Project Management and a BS in Business Law, and is a Project Management Institute (PMI) member.

DOUGLAS REID - DIRECTOR. Mr. Reid is the former CEO of Novatel Inc and former Vice President of Strategic Marketing for Leica Geosystems. A highly accomplished executive with a distinguished record of leading global technology companies, Reid brings over 25 years of public and private-company management, business development and strategic marketing experience to his role on the Board. During his tenure at NovAtel, Reid successfully completed the company's initial public offering, resulting in improved working capital and enhanced shareholder value, in addition to guiding the overall development, sales strategy and growth for the organization. At Leica, Reid drove strategic growth for the world's leading supplier of comprehensive products and solutions for the capture, modeling and visualization of spatial data. Reid is presently the Executive Vice President and General Manager of Richer Systems Group, the leading North American vendor and developer of ERP and asset management & maintenance software solutions to the fleet management industry.

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

*On August 23, 2005 Jim Bolokoski rejoined as acting CFO.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2005, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

-------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
----------------------------------------------------------------- ------------------------------------------- -----------------
                                                                            Long-Term Compensation
------------------------ ---------------------------------------- ------------------------------ ------------ -----------------
                                   Annual Compensation                       Awards                Payouts
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
     (a)          (b)       (c)        (d)            (e)             (f)            (g)             (h)            (i)
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
   Name and     Fiscal   Annual       Annual         Other        Restricted      Securities        LTIP         All Other
                                                    Annual           Stock        Underlying
  Principal                Salary     Bonus      Compensation       Awards       Options/SARs      Payouts      Compensation
   Position      Year       ($)        ($)            ($)             ($)            (#)             ($)            ($)
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
W.V. (Bill)      2005      81,600    $  0             $0              $0              0              $0              $0
Walton, CEO
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2004      89,000    $  0             $0              $0           400,000           $0              $0

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2003      47,798    $  0             $0              $0            250,000          $0              $0

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
Todd Noble,      2005       Nil      $  0             $0              $0              0              $0              $0
CFO*
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2004      5,000     $  0             $0              $0          (200,000)          $0              $0

--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                 2003      32,000    $600             $0              $0            200,000          $0              $0
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
Jim              2005      35,448    $  0             $0              $0           200,000           $0              $0
Bolokoski,       2004      50,000                     $0              $0           200,000           $0              $0
CFO**            2003       Nil      $  0             $0              $0              0              $0              $0
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------

*Todd Noble resigned as CFO, Treasurer and Secretary on May 9, 2003.
**Jim Bolokoski appointed acting CFO September 9th, 2003, resigned August 23, 2004, rejoined August 25, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2005, the number and percentage of outstanding shares of company Common Stock owned by (i) each person known to GMPW to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners            Number of Common Stock Beneficially Owned           Percentage of Ownership(1)
-------------------------            -----------------------------------------           --------------------------
(i) Persons beneficially owning more than 5% of outstanding Common stock
W.V. Walton Family Trust                             2,744,225                                            10.12%
Wilfried Grabert                                     2,789,600                                            10.28%
Scott Sabins Profit Sharing Plan                     2,437,500                                             8.99%

(ii) Directors of the Corporation

W.V. (Bill) Walton(2)                                2,744,225                                            9.70%
Richard Cheyne                                          60,000                                            0.22%
Jeffrey Fajgenbaum                                     100,000                                            0.37%
Douglas Reid                                            50,000                                            0.18%

(iii) Officers of the Corporation

W.V. (Bill) Walton(2)                                2,744,225                                           10.12%
J.L. (Jim) Bolokoski                                    10,365                                             .04%

(iv) Directors and Officers as a Group

Directors and Officers of the Corporation            2,964,590                                           10.93%
(5 persons)

(1) Based upon 27,128,294 outstanding at year end; June 30, 2005. This total does not include the exercise of warrants or options.
(2) Mr. Walton's holdings are listed twice, as he has an indirect ownership in the shares held in the name of W.V. Walton Family Trust.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Stock Options
-------------

No stock options were granted to individuals during the last fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


None.

ITEM 13.  EXHIBITS.

Exhibit             Description
-------             -----------
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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $16,900, and $22,128, respectively.

Tax Fees

     Malone & Bailey, PLLC did not bill the Company for tax related work during fiscal 2005 or 2004.

All Other Fees

     Malone & Bailey, PLLC did not bill the Company for any other services during fiscal 2005 or 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: October 13, 2005
    ---------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ J.L. (JIM) BOLOKOSKI                         Dated: October 13, 2005
    ------------------------
J.L. (Jim) Bolokoski
Acting Chief Financial Officer (As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ WILLIAM V. WALTON                                  By:    /s/ J.L. (JIM) BOLOKOSKI
         ---------------------                                         ------------------------
         William V. Walton, Director and Chief Executive               J.L. (Jim) Bolokoski, Acting Chief Financial
         Officer                                                       Officer
         October 13, 2005                                              October 13, 2005


By:      /s/ DOUGLAS REID                                       By:
         ----------------                                              ----------------------
         Douglas Reid, Director                                        Jeffrey Fajgenbaum, Director
         October 13, 2005                                              October 13, 2005


By:      /s/ RICHARD CHEYNE
         ------------------
         Richard Cheyne, Director
         October 13, 2005

                                       29