Form 10QSB
period 2005-09-30
GIVEMEPOWER CORP
filed 2005-11-14
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the First Quarter Ended September 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____


--------------------------------------------------------------------------------

                        Commission File Number 333-67318

                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Nevada                                        87-0291528
 -------------------------------------------              ------------------
(State or other jurisdiction of incorporation              (IRS Employer
            or organization)                              Identification No.)

   5925 - 12 Street SE, Suite 230
      Calgary, Alberta, Canada             T2H 2M3        (403) 287-6001
 -------------------------------------   -----------      ----------------
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

Total revenues for quarter ended September 30, 2005 were $22,225.

As of September 30, 2005 there were 27,800,295 shares of issuer's common stock outstanding.

--------------------------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended September 30, 2005

              ----------------------------------------------------


Part I                                                                     Page
                                                                           ----
Item 1.  Financial Statements.                                              4

Item 2.  Management's Discussion and Analysis or Plan of Operations.        8

Item 3.  Controls and Procedures                                            11

Part ll                                                                    Page
                                                                           ----
Item 1.  Legal Proceedings.                                                 12

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders.               12

Item 5.  Other Information                                                  12

Item 6. Exhibits.                                                           13

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

ITEM 1.  Financial Statements.


                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)



         ASSETS

Cash                                                                $   71,710
Accounts receivable, net the allowance
  for doubtful account of $8,585                                        10,680
                                                                    ----------

  Total Current Assets                                                  82,390

Property and equipment, net
  accumulated depreciation of $41,869                                    4,043
                                                                    ----------

Total Assets                                                        $   86,433
                                                                    ==========



         LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                    $  511,998
Accounts payable to related parties                                    102,008
Accrued expenses                                                        98,139
Notes payable                                                          157,983
Notes payable to related parties                                       297,612
                                                                    ----------

  Total Current Liabilities                                          1,167,740


Long-term notes payable to related parties                             154,254
                                                                    ----------

Total Liabilities                                                    1,321,994
                                                                    ----------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 27,800,295 shares
  issued and outstanding                                                27,800
Additional paid in capital                                           4,741,741
Other comprehensive income                                             145,106
Retained deficit                                                    (6,150,208)
                                                                    ----------

  Total Stockholders' Deficit                                       (1,235,561)
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   86,433
                                                                    ==========

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                      Three Months Ended
                                                     2005            2004
                                                   ----------       ----------

Revenues                                           $   22,225       $   49,428

Cost of revenues                                        3,057           12,138
                                                   ----------       ----------

Gross Profit                                           19,168           37,290
                                                   ----------       ----------
Operating expenses
  Selling and marketing                                14,093           11,186
  General and administrative                          133,033          129,905
  Research and development                             50,000           50,000
  Depreciation and amortization                           513              705
                                                   ----------       ----------

Total operating expenses                              197,639          191,796
                                                   ----------       ----------

Operating loss                                       (178,471)        (154,506)
                                                   ----------       ----------

Other income and (expenses)
  Interest expense                                    (31,034)         (86,870)
                                                   ----------       ----------

Total other expenses                                  (31,034)         (86,870)
                                                   ----------       ----------

NET LOSS                                            $(209,505)      $ (241,376)
                                                   ==========       ==========

Basic and diluted loss per share                    $   (0.01)      $    (0.01)

Weighted average shares outstanding                27,291,322       27,049,433

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                                2005               2004
                                                                             ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (209,505)          $(241,376)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                                 30,398                   -
       Amortization on debt discount                                             20,381              71,900
       Depreciation and amortization                                                524                 705
    Net changes in:
       Accounts receivable                                                       (5,471)            (21,986)
       Other current assets                                                           -              (4,666)
       Accounts payable and accrued expenses                                     (2,519)            130,140
                                                                             ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                          (166,192)            (65,283)
                                                                             ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable to related parties                              200,000                   -
                                                                             ----------          ----------

EFFECT OF EXCHANGE RATES ON CASH                                                 34,449             (20,281)
                                                                             ----------          ----------
NET CHANGE IN CASH                                                               68,257             (85,564)

Cash balances
     - Beginning                                                                  3,453             154,061
                                                                             ----------          ----------
     - Ending                                                                $   71,710          $   68,497
                                                                             ==========          ==========

Cash paid for:
Interest                                                                     $        -          $        -
Income tax                                                                            -                   -

Non-Cash transaction:

Discount on convertible notes related to:
  - beneficial conversion feature                                            $  153,333          $        -

Shares issued for accounts payable                                              163,883                   -


                             GIVEMEPOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of GiveMePower Corporation ("GiveMePower"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GiveMePower's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

NOTE 2 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During the first quarter of fiscal 2006, GiveMePower obtained an additional loan from a shareholder in the amount of $300,000 and as outlined in the agreement of which $200,000 was advanced during this quarter. This note is unsecured, bearss interest at 5%, and is due July 6, 2010. This note is convertible into 2,000,000 shares of common stock at conversion price of $0.15 per share. Because the conversion prices are below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created.

Under accounting rules proscribed by EITF 00-27, this note is discounted by $153,333 for this beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of September 30, 2005, $5,389 of the discount has been amortized. A summary is as follows:

           Amount of proceeds received                   $      200,000
           Amount of discount                                  (153,333)
           Discount amortization
             through September 30, 2005                           5,389
                                                         --------------
           Net amount as of September 30, 2005           $       52,056
                                                         ==============

The above $52,056 note payable to the shareholder is included in the Balance Sheet under caption - Notes payable to related parties.

NOTE 3 - COMMON STOCK

For the three months ended September 30, 2005:

GiveMePower issued 109,471 shares of common stock to consultants for their services. Theses shares were recorded at their fair value of $30,398.

GiveMePower issued 562,530 shares of common stock to settle certain accounts payable and accrued expenses in the amount of $163,883.

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

COMPARISON OF RESULTS FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE FIRST QUARTER ENDED SEPTEMBER 30, 2004.

The current quarterly net loss was $209,505, a reduction of $31,871 or 13.2% in comparison to last year's comparable quarter.

REVENUES

Revenue for the current quarter totaled $22,225, a decrease of $27,203 or 55.0% in comparison to last year's comparable period. Revenues decreased largely due to a delay in our new product launch this year as compared to the same comparable period.

OPERATING EXPENSES

Cost of Sales
-------------

Cost of sales for the current quarter totaled $3,057, a decrease of $9,081 in comparison to last year's comparable period. Cost of sales is comprised of CD costs, CD packaging and payments to third parties such as resellers.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses totaled $14,093 for the quarter period an increase of $2,907 in comparison to last year's comparable quarter. Sales and marketing expenses have increased due to the hiring of a inside sales personnel in anticipation of our new product launch and to expand the PowerCAD product lines, developers licenses and reseller programs throughout North America.

General and Administrative
--------------------------

General and administrative expenses totaled $133,033 for the current quarter period, an increase of $3,128 or 2.41% in comparison to last year's comparable quarter.

R&D - Product Development
-------------------------

Product development expenses totaled $50,000 for the current quarterly period, similar to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to GivemePower GmbH in return for ongoing product development as noted in our Form 10-KSB annual report. These costs cover all of the current product offerings.

Depreciation
------------

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous quarterly periods.

Interest Expense
----------------

Interest expense totaled $31,034 for the current quarterly period as compared to $86,870 for the same comparable period last year. During the current quarter we issued a notes payable to an individual investor and existing shareholders in the amount of $300,000 of which $200,000 was advanced during this quarter. These notes are unsecured, bear interest at 5%, and are repayable on July 6, 2010. Under generally accepted accounting principles, we were required to record the value of the beneficial conversion feature of these convertible notes as a debt discount, which has been done. The remaining debt discount to be amortized on the convertible notes is approximately $153,333. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the notes prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.

Capital Expenditures
--------------------

For the three months ended September 30, 2005 and the same comparable period last year no computer equipment purchases were incurred. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results
--------------

The results of operations for the quarter ended September 30, 2005 and September 30, 2004 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had negative working capital of $1,085,350 as compared to negative working capital of $1,197,843 as of September 30, 2004. Non-cash current liabilities consisting of $312,025 in accruals for stock a settlement as we expect this to be settled by conversion to common stock when the notes become due. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the three months ended September 30, 2005 net cash used in operating activities was $166,192, an increase of $100,909 in comparison to last year's comparable quarter. We are endeavoring to conserve our uses of cash and intend to continue to issue shares for services and focus our resources primarily towards the development and enhancement of our principal products and services. In addition, we will enhance our website and other product delivery mechanism efforts in anticipation of increased future sales and marketing activities.

Based upon our substantial accumulated losses since inception ($6,150,208), including a loss of $209,505 for the current quarter ended September 30, 2005 and a working capital deficiency ($1,085,350) and stockholders' deficiency ($1,235,561) at September 30, 2005, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $600,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities
          Exchange Act of 1934. Our auditors proposed a material adjustment related to the discount on the note payable entered into during the first quarter of fiscal 2006 and related amortization. The Company is working to improve our accounting expertise to eliminate such adjustments in the future.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                     Part II
                                     -------

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, we issued 109,471 shares of common stock to consultants for services rendered. Theses shares were recorded at their fair value of $30,398. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2005, we issued 562,530 shares of common stock to settle certain accounts payable and accrued expenses in the amount of $163,883. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

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


GiveMePower Corporation
(Registrant)

By:/s/ WILLIAM V. WALTON                            Dated: November 14, 2005
   ----------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ J. L. (Jim) BOLOKOSKI                       Dated: November 14, 2005
    -------------------------
J.L. (Jim) Bolokoski
Acting Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)