Form 10QSB
period 2005-12-31
GIVEMEPOWER CORP
filed 2006-02-14
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2005


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

Total revenues for quarter ended December 31, 2005 were $60,018.

As of December 31, 2005 there were 28,747,543 shares of issuer's common stock outstanding.

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended December 31, 2005
--------------------------------------------------------------------------------


Part I                                                                      Page
                                                                            ----
Item 1.  Financial Statements.                                                 4

Item 2.  Management's Discussion and Analysis or Plan of Operations.           8

Item 3.  Controls and Procedures                                              12

Part ll                                                                     Page
                                                                            ----
Item 1.  Legal Proceedings.                                                   13

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds           13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders.                 13

Item 5.  Other Information                                                    13

Item 6.  Exhibits.                                                            14

                                     PART I
                                     ------

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

ITEM 1.  Financial Statements.


                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)



         ASSETS

Cash                                                    $   68,752
Accounts receivable, net the allowance
  for doubtful account of $8,585                            28,689
                                                        ----------

  Total Current Assets                                      97,441

Property and equipment, net
  accumulated depreciation of $42,607                        3,534
                                                        ----------

Total Assets                                            $  100,975
                                                        ==========



         LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                        $  517,635
Accounts payable to related parties                         81,711
Accrued expenses                                           115,168
Notes payable                                              376,838
                                                        ----------

  Total Current Liabilities                              1,091,352


Long-term notes payable to related parties                 154,254
                                                        ----------

Total Liabilities                                        1,245,606
                                                        ----------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 50,000,000
  shares authorized, 28,747,543 shares
  issued and outstanding                                    28,747
Additional paid-in capital                               5,102,584
Other comprehensive income                                 147,461
Retained deficit                                        (6,423,123)
                                                        ----------

  Total Stockholders' Deficit                           (1,144,631)
                                                        ----------

Total Liabilities And Stockholders' Deficit             $  100,975
                                                        ==========

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)

                                                              Three                               Six
                                                          Months Ended                       Months Ended
                                                          December 31,                       December 31,
                                                     2005              2004             2005             2004
                                                     ---------         ---------        ---------        ---------
Revenues                                             $  60,016         $  70,285        $  82,241        $ 119,712

Operating expenses
    Cost of sales                                        6,544             8,588            9,601           20,726
    Sales and marketing                                 19,404            13,350           33,497           24,536
    General and administrative                         192,319           158,899          325,346          288,805
    R&D - product development                           50,906            64,979          100,906          114,979
    Depreciation and amortization                          539               103            1,058              807
                                                     ---------         ---------        ---------        ---------

                                                       269,712           237,331          470,408          429,127
                                                     ---------         ---------        ---------        ---------

       Net operating loss                             (209,696)         (175,634)        (388,167)        (330,141)

Other Income (Expense)
    Interest expense                                   (63,219)          (29,686)         (94,253)        (116,556)
                                                     ---------         ---------        ---------        ---------

       Net loss                                      $(272,915)        $(205,320)       $(482,420)       $(446,697)
                                                     =========         =========        =========        =========



Basic and diluted net loss per common share
                                                     $    (.01)        $    (.01)       $    (.02)       $    (.02)



Weighted Average Common Shares Outstanding

                                                    28,236,723        27,147,216       27,767,675       27,147,298

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 2005 and 2004
                                   (Unaudited)



                                                              2005                        2004
                                                           ----------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (482,420)                $ (446,697)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                              125,628                     25,211
       Amortization on debt discount                           46,374                     22,540
       Depreciation and amortization                            1,058                      3,459
    Net changes in:
       Accounts receivable                                    (23,455)                   (42,066)
       Other current assets                                         -                     (7,884)
       Accounts payable and accrued expenses                   80,848                    285,147
                                                           ----------                 ----------
NET CASH USED IN OPERATING ACTIVITIES                        (251,967)                  (160,290)
                                                           ----------                 ----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable to related parties            300,000                    164,000
                                                           ----------                 ----------

EFFECT OF EXCHANGE RATES ON CASH                               17,266                    (35,857)
                                                           ----------                 ----------
NET CHANGE IN CASH                                             65,299                    (32,147)

Cash balances
      -  Beginning                                              3,453                    154,061
                                                           ----------                 ----------
      -  Ending                                            $   68,752                $   121,914
                                                           ==========                 ==========

Cash paid for:
Interest                                                   $       50                $         -
Income tax                                                          -                          -

Non-Cash transaction:

Discount on convertible notes related to
 beneficial conversion feature                             $  220,000                $         -

Shares issued for debt and accounts payable                   358,333                          -

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

NOTE 2 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During the second quarter of fiscal 2006, GiveMePower obtained an additional loan from a shareholder in the amount of $100,000. This note is unsecured, bears interest at 5%, and is due October 5, 2010. This note is convertible into 666,667 shares of common stock at conversion price of $0.15 per share. Because the conversion prices are below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created.

Under accounting rules proscribed by EITF 00-27, this note is discounted by $66,667 for this beneficial conversion feature. The discount is amortized over the life of the note as interest expense. As of December 31, 2005, $5,389 of the discount has been amortized. A summary of this note and the notes from the first quarter of fiscal 2006 is as follows:

                                               Second Quarter         First Quarter                 Total
     Amount of proceeds received                $     100,000         $     200,000         $     300,000
     Amount of discount                               (66,667)             (153,333)             (220,000)
     Discount amortization
       through December 31, 2005                        3,333                13,056                16,389
                                             ----------------      ----------------      ----------------
     Net amount as of December 31, 2005         $      36,666         $      59,723         $      96,389
                                             ================      ================      ================

The above notes payable to the shareholder are included in notes payable to related parties in the balance sheet.

NOTE 3 - COMMON STOCK

For the three months ended December 31, 2005, GiveMePower issued:

     o 322,500 shares of common stock to consultants for their services. Theses shares were recorded at their fair value of $94,285.
     o 396,806 shares of common stock to settle certain notes payable and accrued interest expenses in the amount of $151,606.
     o 227,942 shares of common stock to settle certain accounts payable and accrued expenses in the amount of $47,988.

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

COMPARISON OF RESULTS

Three Months Ended December 31, 2005 Compared To The Three Months Ended December 31, 2004 and Six Months Ended December 31, 2005 Compared To Six Months Ended December 31, 2004.

The current quarterly net loss was $272,915, an increase of $67,595 or 32.9% in comparison to last year's comparable quarter.

REVENUES

Revenue for the current quarter totaled $60,016, a decrease of $10,269 or 14.6% in comparison to last year's comparable period. Year to date revenue totaled $82,241, a decrease of $37,471 or 31.3% in comparison to last year's comparable period. Revenues have decreased largely due to a delay in releasing new products until the third month of this quarter as compared to the first month for the comparable period.

OPERATING EXPENSES

Cost of Sales
-------------

Cost of sales for the current quarter totaled $6,584, a decrease of $2,004 in comparison to last year's comparable period. Year to date cost of sales totaled $9,601, a decrease of $11,125. Cost of sales is comprised of hardware equipment bundled with our software revenues, CD costs, CD packaging and payments to third parties such as resellers.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses totaled $19,404 for the current quarterly period an increase of $6,054 in comparison to last year's comparable quarter. Year to date sales and marketing expenses totaled $33,497, an increase of $8,961 in comparison to last year's comparable period. Sales and marketing expenses have increased in anticipation of our Site Master 2 product launch to expand the PowerCAD product lines, developers licenses and reseller programs throughout North America.

General and Administrative
--------------------------

General and administrative expenses totaled $192,319 for the current quarterly period, an increase of $33,420 or 21.0% in comparison to last year's comparable quarter. Year to date general and administrative expenses totaled $325,346, an increase of $36,541 or 12.7% in comparison to last year's comparable period.

R&D - Product Development
-------------------------

Product development expenses totaled $50,906 for the current quarterly period, a decrease of $14,073 or 21.6% in comparison to last year's comparable quarter. Year to date product development expenses totaled $100,906, a decrease of $14,073 or 12.2% in comparison to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to GiveMePower GmbH in return for ongoing product development that originally commenced in February 2001 upon execution of an agreement with Felix Computer Aided Technologies GmbH and a subsequent agreement with AutoPack GmbH (now combined into a single German-based private company "GiveMePower GmbH"). These costs cover minimum commitments from the Company to GiveMePower GmbH for all of the current product offerings.

Depreciation
------------

Depreciation expense remained constant and reflects the addition of capital assets acquired during the previous quarterly periods.

Interest Expense
----------------

Interest expense totaled $63,219 or the current quarterly period, an increase of $33,533 or 113.0% in comparison to last year's comparable quarter. Year to date interest expenses totaled $94,253, a decrease of $22,303 or 19.1% in comparison to last year's comparable quarter.

During this quarter we received our third and final installment of $100,000 pursuant to notes sold during the quarter ended September 30, 2005. These notes are unsecured, bear interest at 5%, and are repayable in one to five years from date of issuance. These notes are convertible into approximately 2,403,250 shares of common stock at conversion prices ranging from $0.17 to $0.40 per share. Under generally accepted accounting principles, we were required to record the value of the beneficial conversion feature of these convertible notes as a debt discount, which has been done. The remaining debt discount to be amortized on the convertible notes is $203,611. This debt discount will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the notes prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full. Interest expense totaled $63,219 for the current quarterly period as compared to $29,686 for the same comparable period last year.

Capital Expenditures
--------------------

For the six months ended December 31, 2005 and 2004, no capital items were purchased. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results
--------------

The results of operations for the quarter and six months ended December 31, 2005 and December 31, 2004 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had negative working capital of $993,911 as compared to negative working capital of $1,123,493 as of December 31, 2004. Non-cash current liabilities consisting of $21,450 in accruals for stock a settlement and $326,015 in notes payable in December 31, 2005 as compared to non-cash current liabilities consisting of $225,823 in accruals for stock a settlement and $446,534 in notes payable as at December 31, 2004. We expect these non-cash liabilities to be settled by conversion to common stock when the notes become due. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the six months ended December 31, 2005, net cash used in operating activities was $251,967, an increase of $91,677 in comparison to last year's comparable period. We are endeavoring to conserve our uses of cash and intend to continue to issue shares for services and focus our resources primarily towards the development and enhancement of our principal products and services. In addition, we will enhance our website and other product delivery mechanism efforts in anticipation of increased future sales and marketing activities.

Based upon our substantial accumulated losses since inception ($6,423,123), including a loss of $272,915 for the current quarter ended December 31, 2005 and a working capital deficiency ($993,911) and stockholders' deficit ($1,144,631) at December 31, 2005, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $750,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. We have determined that our controls and procedures were not effective, as explained further below under the section, "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls."

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

     Our independent auditors have identified a significant weakness in our financial reporting controls and procedures. The problem arises in analyzing note payable account balances or transactions recorded. We have determined that our computer accounting program is unable to provide an adequate audit trail for these transactions. These deficiencies could have resulted in material misstatements to the financial statements for the quarter ended December 31, 2005. We are taking corrective action to resolve this weakness. In February 2006, we will meet with our auditors and design a solution to remedy the computer accounting program. We believe this action will correct the weakness in our controls and procedures and we will have this fully corrected before the end of the quarter ended March 31, 2006.


b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                     Part II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described in our annual report on Form 10-KSB, filed with the Commission on October 13, 2005, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2005, we issued 322,500 shares of common stock to consultants for services rendered. Theses shares were recorded at their fair value of $66,285. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

During the quarter ended December 31, 2005, we issued 227,942 shares of common stock to settle certain accounts payable and accrued expenses in the amount of $47,987.85. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

During the quarter ended December 31, 2005, we issued 396,806 shares of common stock upon conversion of outstanding convertible notes in the amount of $3,968.06. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

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


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: February 14, 2006
    ---------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ J. L. (JIM) BOLOKOSKI                        Dated: February 14, 2006
    -------------------------
J.L. (Jim) Bolokoski
Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)