Form 10QSB
period 2006-03-31
GIVEMEPOWER CORP
filed 2006-05-15
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number 333-67318

                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

                    Nevada                                    87-0291528
(State or other jurisdiction of incorporation               (IRS Employer
                or organization)                            Identification No.)

    5925 - 12 Street SE, Suite 230
    Calgary, Alberta, Canada              T2H 2M3             (403) 287-6001
       (Address of principal           (Postal Code)             (Issuer's
         executive office)                                    telephone number)

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


Total revenues for quarter ended March 31, 2006 were $66,873.


As of May 12, 2006 there were 29,170,220 shares of issuer's common stock outstanding.

--------------------------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended March 31, 2006

--------------------------------------------------------------------------------


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

ITEM 1.  Financial Statements.

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31               June 30
                                                                                    2006                   2005
                                                                                 (Unaudited)
                                                                                ------------            -----------
         ASSETS
Current assets:
 Cash                                                                           $      4,171            $     3,453
 Accounts receivable, net the allowance
  for doubtful accounts $0 and $8,300                                                 20,880                  4,966
                                                                                ------------            -----------

  Total current assets                                                                25,051                  8,419

 Property and equipment, net
  accumulated depreciation of $43,076 and $39,427                                      3,000                  4,358
                                                                                ------------            -----------

Total assets                                                                    $     28,051            $    12,777
                                                                                ============            ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                               $    556,042            $   655,870
 Accounts payable to related parties                                                  55,932                      -
 Accrued expenses                                                                    127,609                159,098
 Notes payable - related parties                                                     220,751                391,295
                                                                                ------------            -----------

  Total current liabilities                                                          960,334              1,206,263


 Notes payable - related parties                                                     611,891                149,162
                                                                                ------------            -----------

Total liabilities                                                                  1,572,225              1,355,425
                                                                                ------------            -----------

Commitment and contingencies                                                               -                      -

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value, 50,000,000
  shares authorized, 28,991,049 and 27,128,294
  shares issued and outstanding                                                       28,991                 27,129
 Additional paid-in capital                                                        5,163,091              4,394,797
 Other comprehensive income                                                          156,739                176,129
 Retained deficit                                                                 (6,892,995)            (5,940,703)
                                                                                ------------            -----------

  Total stockholders' deficit                                                     (1,544,174)            (1,342,648)
                                                                                ------------            -----------

Total liabilities and stockholders' deficit                                     $     28,051            $    12,777
                                                                                ============            ===========

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                              Three                              Nine
                                                          Months Ended                       Months Ended
                                                            March 31,                          March 31,
                                                       2006              2005            2006             2005
                                                   -----------       -----------      -----------      -----------
Revenues                                           $    66,873       $    34,273      $   149,115      $   153,985

Operating expenses
    Cost of sales                                       14,309             5,100           23,911           25,826
    Sales and marketing                                 24,485            15,824           57,983           40,360
    General and administrative                         141,748            21,125          467,100          309,225
    R&D - product development                           52,085            35,052          152,991          150,031
    Depreciation and amortization                          551             1,573            1,603            3,085
                                                   -----------       -----------      -----------      -----------

                                                       233,178            78,674          703,588          528,527
                                                   -----------       -----------      -----------      -----------

       Net operating loss                             (166,305)          (44,401)        (554,473)        (374,542)

Other expense:
    Interest expense                                  (303,566)          (24,952)        (397,819)        (141,508)
                                                   -----------       -----------      -----------      -----------

       Net loss                                    $  (469,871)      $   (69,353)     $  (952,292)     $  (516,050)
                                                   ===========       ===========      ===========      ===========



Basic and diluted net loss
    per common share                               $      (.02)      $      (.00)     $      (.03)      $     (.02)

Weighted average common shares
    outstanding                                     28,902,248        27,241,248       28,140,345       25,188,614


                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)



                                                                              2006                       2005
                                                                           -----------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $   (952,292)              $   (516,050)
    Adjustments to reconcile net loss to cash
    used in operating activities:
       Stock issued for services                                                142,029                     89,474
       Amortization of debt discount                                             77,471                    111,403
       Depreciation                                                               1,586                      4,224
       Additional interest on notes payable                                     270,524                          -
    Net changes in:
       Accounts receivable                                                      (15,653)                   (10,599)
       Other current assets                                                           -                     (1,086)
       Accounts payable and accrued expenses                                    151,767                    126,673
                                                                           ------------               ------------
NET CASH USED IN OPERATING ACTIVITIES                                          (324,568)                  (195,961)
                                                                           ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchased fixed assets                                                            -                     (1,519)
                                                                           ------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - related parties                               300,000                    212,000
                                                                           ------------               ------------

EFFECT OF EXCHANGE RATES ON CASH                                                 25,286                   (107,747)
                                                                           ------------               ------------

NET CHANGE IN CASH                                                                  718                    (93,227)

Cash balances
-        Beginning                                                                3,453                    154,061
                                                                           ------------               ------------
-        Ending                                                            $      4,171               $     60,834
                                                                           ============               ============

Cash paid for:
  Interest                                                                 $          -               $          -
  Income tax                                                                          -                          -

Non-Cash transaction:
  Discount on convertible notes related to
    beneficial conversion feature                                          $    220,000               $          -
  Shares issued for debt and accounts payable                                   408,126                          -

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


NOTE 2 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During the first and second quarter of fiscal 2006, GiveMePower obtained loans from an existing shareholder in the amount of $300,000. During the third quarter of fiscal 2006, GiveMePower obtained no additional loans from shareholders.

Under accounting rules proscribed by EITF 00-27, these notes were discounted by $220,000 . The discount is amortized over the life of the notes as interest expense. As of March 31, 2006, $27,389 of the discount has been amortized. A summary of the note is as follows:

                                             Second Quarter     First Quarter        Total
                                             -------------      -------------     -------------
 Amount of proceeds received                 $     100,000      $     200,000     $     300,000
 Amount of discount                                (66,667)          (153,333)         (220,000)
 Discount amortization
   through March 31, 2006                            6,666             20,723            27,389
                                             -------------      -------------     -------------
 Net amount as of March 31, 2006             $      39,999      $      67,390     $     107,389
                                             =============      =============     =============

The above notes payable to the shareholder is included in notes payable to related parties in the balance sheet.

During the third quarter of 2006, GiveMePower adjusted the balance on the $300,000 loan from its shareholder to reflect an increase in debt liability of $270,524. See Note 4 for details.

NOTE 3 - COMMON STOCK

For the three months ended March 31, 2006, GiveMePower issued:

     o 50,487 shares of common stock to consultants for their services. Theses shares were recorded at their fair value of $17,345.
     o 193,019 shares of common stock to settle certain accounts payable and accrued expenses in the amount of $44,649.

NOTE 4 - SUBSEQUENT EVENTS

In April 2006, GiveMePower obtained loans of $15,000 and $10,000 from third party lenders. These notes are unsecured, bear interest at 8% and are due April 3, 2008 and April 5, 2008 respectively. These notes are convertible into 125,000 shares of common stock at a conversion price of $0.20 per share and contain warrants to purchase an additional 125,000 shares of our common stock at $0.35 per share.

On May 1, 2006, GiveMePower entered into an agreement to revise two existing loans from a shareholder, one from May 18, 2005 with an original principal of $27,000, and one from July 2005 with an original principal of $300,000. Information related to the original loans and the revised loan agreement is as follows:

- The original two loan notes have been combined into a single note which replaces the prior notes in their entirety effective May 1, 2006.
- The original loan notes contained a clause ("the GLG clause"), whereby the principal amount owing was tied to the value of Glamus Gold ("GLG"), another stock which the note holder sold to provide the original loan amounts or $327,000 to GiveMePower.
- The share price of GLG has increased dramatically since entering into the original loan notes, precipitating the need for Company management to renegotiate the original loan agreements to remove the GLG clause going forward.
- Pursuant to the GLG clause in the original agreements, an additional $423,000 has been added to the new note, increasing the principal from $327,000 to $750,000. This additional amount has been recorded as interest expense ($270,524 through March 31, 2006).
-    The new note is unsecured, bears interest at 10%, and is due May 1, 2011.
- The new note is convertible into 5,000,000 shares of common stock at conversion price of $0.15 per share. A discount on the note payable will be recorded for the beneficial conversion feature.
- The new note contains warrants entitling the shareholder to purchase up to 2,500,000 additional common shares of GiveMePower at $0.15 per share, exercisable for the life of the note.

Pursuant to the GLG clause described above, GiveMePower has adjusted its March 31, 2006 financial statements to reflect an increase in debt liability as of March 31, 2006 based on the value of GLG on that date, and will record the remaining debt liability in May 2006.

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

COMPARISON OF RESULTS

Three Months Ended March 31, 2006 Compared To The Three Months Ended March 31, 2005 and Nine Months Ended March 31, 2006 Compared To Nine Months Ended March 31, 2005.

The current quarterly net loss was $469,871, an increase of $400,518 or 577.5% in comparison to last year's comparable quarter. The increased loss is primarily attributed to an increase in debt liability of $270,524 at March 31, 2006 relating to two existing loans, one from May 18, 2005 with an original principal of $27,000, and one from July, 2005 with an original principal of $300,000, and higher general and administrative costs of approximately $91,500 relating to last year's settlement of a dispute between the Company and Elite Equity Marketing /dba Jay and Associates, LLC as further described below.

REVENUES

Revenue for the current quarter totaled $66,873, an increase of $32,600 or 95.1% in comparison to last year's comparable period. Year to date revenue totaled $149,115, a decrease of $4,870 or 3.2% in comparison to last year's comparable period. Revenues for the quarter increased largely due to the introduction of PowerCAD SiteMaster 2. Year to date revenues have remained flat due to delays in updating the Company's mobile/handheld products to be compatible with Microsoft's latest Windows Mobile 5.0 operating system, of which a number of the Company's key products are dependent upon.

OPERATING EXPENSES

Cost of Sales
-------------

Cost of sales for the current quarter totaled $14,309, an increase of $9,209 in comparison to last year's comparable period. Year to date cost of sales totaled $23,911, a decrease of $1,915. Cost of sales is comprised of hardware equipment bundled with our software revenues, CD costs, CD packaging and payments to third parties such as resellers. Cost of Sales for the quarter have increased primarily due to an increase in bundled hardware/software sales.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses totaled $24,485 for the current quarterly period an increase of $8,661 in comparison to last year's comparable quarter.

Year to date sales and marketing expenses totaled $57,983, an increase of $17,623 in comparison to last year's comparable period. Sales and marketing expenses have increased in anticipation of Windows Mobile 5.0 product updates presently under development for scheduled release in June 2006, and related enhancements to other PowerCAD products, anticipated for release in the fourth quarter of 2006.

General and Administrative
--------------------------

General and administrative expenses totaled $141,748 for the current quarterly period, an increase of $120,623 or 571.0% in comparison to last year's comparable quarter. Year to date general and administrative expenses totaled $467,100, an increase of $157,875 or 51.1% in comparison to last year's comparable period. The increase is primarily attributed to an adjustment of approximately $91,500 in last year's comparable period relating to settlement of a dispute between the Company and Elite Equity Marketing /dba Jay and Associates, LLC.

R&D - Product Development
-------------------------

Product development expenses totaled $52,085 for the current quarterly period, an increase of $17,033 or 48.6% in comparison to last year's comparable quarter. Year to date product development expenses totaled $152,991, an increase of $2,960 or 2.0% in comparison to last year's comparable quarter. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to GiveMePower GmbH in return for ongoing product development on our core product offerings.

Depreciation
------------

Depreciation expense has declined reflecting the fact that more capital assets are fully depreciated.

Interest Expense
-----------------

Interest expense totaled $303,566 for the current quarterly period, an increase of $278,614 in comparison to last year's comparable quarter. Year to date interest expenses totaled $397,819, an increase of $256,311 in comparison to last year's comparable quarter.

The interest expense increase is primarily attributed to a March 31, 2006 revaluation of debt liability on our balance sheet relating to two notes payable in the amounts of $27,000 and $300,000. Under the revaluation, an additional $270,524 in interest expense has been recorded to reflect March 31, 2006 liability for the notes.

As of March 31, 2006, these notes are convertible into approximately 4,057,001 shares of common stock at a conversion price of $0.15 per share. Under generally accepted accounting principles, we recorded the value of the beneficial conversion feature of these convertible notes as a debt discount. The remaining debt discount as of March 31, 2006 to be amortized on the convertible notes is $192,611. This amount will be amortized in the fourth quarter as a result of the refinancing.

Capital Expenditures
--------------------

For the nine months ended March 31, 2006 no capital items were purchased as compared to $1,519 for the comparable period last year. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results
---------------

The results of operations for the quarter and nine months ended March 31, 2006 and March 31, 2005 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had negative working capital of $935,283 as compared to negative working capital of $1,193,629 as of March 31, 2005. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the nine months ended March 31, 2006, net cash used in operating activities was $324,568, an increase of $128,607 in comparison to last year's comparable period. We are endeavoring to conserve our uses of cash and intend to continue to issue shares for services and focus our resources primarily towards the development and enhancement of our principal products and services.

Based upon our substantial accumulated losses since inception ($6,892,995), including a loss of $469,871 for the current quarter ended March 31, 2006 and a working capital deficiency ($935,283) and stockholders' deficit ($1,544,174) at March 31, 2006, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require up to approximately $750,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

Outlook
--------

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

ITEM 3.  CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. As indicated below, there were changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

Changes in Internal Controls and Procedures

As a result of a significant weakness in our financial reporting controls and procedures discovered in connection with the preparation of our quarterly report for the quarter ended December 31, 2005, we met with our auditors and designed a change in our accounting software to track note payable account balances. We believe that this change corrected the weakness previously discovered.

As further described under Part II, Item 5 below, our Chief Financial Officer, Jim Bolokoski, resigned on March 15, 2006 to pursue other endeavors. Our Chief Executive Officer, William Walton, is serving as interim Chief Financial Officer until a replacement can be found.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, we issued 50,487 shares of common stock to consultants for services rendered. Theses shares were recorded at their fair value of $17,345. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2006, we issued 193,019 shares of common stock to settle certain accounts payable and accrued expenses in the amount of $44,649. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

On March 15, 2006, Jim Bolokoski, our Chief Financial Officer, resigned to pursue other endeavors. Mr. Bolokoski's resignation did not relate to any disagreement with us. On March 20, 2006, we filed a Form 8-K disclosure statement and issued a press release to this effect.

Our Chief Executive Officer is serving as interim Chief Financial Officer until a replacement can be found.

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


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: May 15, 2006
--------------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer and Principal Financial and Accounting Officer)