Form 10KSB
period 2006-06-30
GIVEMEPOWER CORP
filed 2006-10-12
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

________________________________________________________________________________

                                   FORM 10-KSB
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2006


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____
________________________________________________________________________________

                        Commission File Number 333-67318


                             GIVEMEPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)



                       Nevada                                  87-0291528
 ---------------------------------------------            -------------------
 (State or other jurisdiction of incorporation               (IRS Employer
                  or organization)                        Identification No.)

 5925 - 12 Street SE, Suite 230
   Calgary, Alberta, Canada           T2H 2M3               (403) 287-6001
-------------------------------    --------------  ----------------------------
 (Address of principal             (Postal Code)    (Issuer's telephone number)
   executive office)

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

Yes  [    ]   No  [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB [ x ]


Total revenues for Fiscal Year 2006 were $184,985.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of September 25, 2006, the Company had 20,854,949 common shares held by non-affiliates with an aggregate market value of $4,170,990.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 25, 2006 there were 29,623,801 shares of issuer's common stock outstanding.



      ___________________________________________________________________

                             GIVEMEPOWER CORPORATION
                                   FORM 10-KSB
                     For the Fiscal Year Ended June 30, 2006
       ___________________________________________________________________




Part I                                                                                         Page
------                                                                                         ----

Item 1.    Description of Business.                                                             3

Item 2.    Description of Property.                                                             16

Item 3.    Legal Proceedings.                                                                   17

Item 4.    Submission of Matters to a Vote of Security Holders.                                 17


Part ll                                                                                        Page
-------                                                                                        ----

Item 5.    Market for Common Equity and Related Stockholder Matters.                            18

Item 6.    Management's Discussion and Analysis or Plan of Operation.                           19

Item 7.    Financial Statements                                                                 F-1

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.                                                            24

Item 8A.   Controls and Procedures.                                                             24


Item 8B.   Other Information.                                                                   24


Part lll                                                                                       Page
--------                                                                                       ----

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.                                   25

Item 10.   Executive Compensation                                                               27


Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                                      28

Item 12.   Certain Relationships and Related Transactions.                                      29

Item 13.   Exhibits.                                                                            30

Item 14.   Principal Accountant Fees and Services.                                              30

Signatures.                                                                                     31

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

From inception through fiscal 2006, our efforts have been primarily directed at technology research, acquisition and development, new product application releases, website and e-business infrastructure development, market research and development, financing, and early-stage sales, marketing and promotional activities.

Our objective in fiscal 2007 is to successfully transition from a start-up company into a commercially viable sales, marketing and distribution enterprise capable of creating demand and distribution for our products and services, which are being crafted to offer affordable and industry-compatible CAD and collaborative digital blueprint processing across all Microsoft Windows-based mobile, wireless, desktop and laptop computers.

We are organized into two primary reporting segments; the Retail Products segment which accounted for 79% of revenues in fiscal 2006 (88% in fiscal 2005) and the Embedded Products segment which accounted for 21% of revenues in fiscal 2006 (12% in fiscal 2005).

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

We continue to advance our technologies, and we intend to introduce new and enhanced products and services throughout fiscal 2007, which we believe will meet with commercial market acceptance and result in higher revenues in fiscal 2007.

PRINCIPAL PRODUCTS

Our principal products are branded and registered with the U.S. Patent and Trademark Office under the trade names PowerCAD(R), PowerCAD CE(TM) and PowerCAD Embedded(TM).

Our principal products are broken down into two segments: 1) Retail Products; and 2) Embedded Software and Developer Products.

RETAIL PRODUCTS

Retail Product sales and related services accounted for 79% of our net revenues in fiscal 2006 and 88% of net revenues in fiscal 2005.

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

MOBILE AND WIRELESS HANDHELD COMPUTING

Sales of retail mobile and wireless handheld computing solutions accounted for 37% of our net retail revenues in fiscal 2006 and 34% in fiscal 2005.

Required enhancements to PowerCAD CE mobile solutions listed below to support operation under Microsoft's most recent Windows Mobile 5.0 and CE .NET 5.0 operating systems introduced during our fiscal 2006 reporting period are presently in development, and are scheduled for anticipated delivery in October, 2006. Until support for these newer Microsoft operating systems is completed, sales of PowerCAD CE products are expected to be minimal.

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

PowerCAD CE Viewer(TM)
----------------------

PowerCAD CE Viewer is an instantly usable mobile software system which allows users of any skill level to open, view and markup 2 and 3-dimensional project designs and digital blueprints saved in industry-standard drawing formats using mobile and wireless handheld computing devices which utilize Microsoft's Windows CE, Windows CE .NET or Windows Mobile 2003 mobile operating systems.

Enhancements to PowerCAD CE Viewer to support operation under Microsoft's most recent Windows Mobile 5.0 and CE .NET 5.0 operating systems are presently in development, and are scheduled for anticipated delivery in October, 2006. Until support for these newer Microsoft operating systems is completed, sales of PowerCAD CE Viewer are expected to be minimal.

PowerCAD CE Classic(TM)
-----------------------

PowerCAD CE Classic retains all of the simplified 2D and 3D viewing and markup capabilities of PowerCAD CE Viewer, and adds the ability to create new 2D drawings and edit existing drawings using a wide selection of design tools optimized specifically for efficient operation on mobile and wireless handheld devices.

Enhancements to PowerCAD CE Classic to support operation under Microsoft's most recent Windows Mobile 5.0 and CE .NET 5.0 operating systems are presently in development, and are scheduled for anticipated delivery in October, 2006. Until support for these newer Microsoft operating systems is completed, sales of PowerCAD CE Classic are expected to be minimal.

PowerCAD CE Pro(TM)
-------------------

PowerCAD CE Pro is our most powerful general-purpose mobile/wireless CAD solution, offering all of the functionality of PowerCAD CE Viewer and PowerCAD CE Classic, plus more advanced 2D and 3D design and visualization tools, end-user customization capabilities to create efficient operation on mobile and wireless handheld devices.

Enhancements to PowerCAD CE Pro to support operation under Microsoft's most recent Windows Mobile 5.0 and CE .NET 5.0 operating systems are presently in development, and are scheduled for anticipated delivery in October, 2006. Until support for these newer Microsoft operating systems is completed, sales of PowerCAD CE Pro are expected to be minimal.

PowerCAD SiteMaster(TM) Pro 3 - CE Edition
------------------------------------------

PowerCAD SiteMaster Pro 3 - CE Edition is in beta form and is expected to be released to our customers in October 2006. An enhanced version of our flagship product designed for use with the latest Windows Mobile 5.0 and CE .NET 5.0 operating systems, PowerCAD SiteMaster Pro 3 CE is more robust and productive than prior releases and allows users to connect external laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor/measurement plans up to 10 to 20 times faster than traditional manual methods.

Once introduced, we anticipate sales of PowerCAD SiteMaster Pro CE and related products and services to contribute substantially to increased company revenues in fiscal 2007.

DESKTOP, LAPTOP AND XP TABLET COMPUTING

Sales of retail desktop, laptop and XP tablet computing products accounted for 63% of our net retail revenues in fiscal 2006 and 66% in fiscal 2005.

Significant enhancements to our retail desktop, laptop and XP tablet products have been developed throughout 2006, with additional features and improvements intended for introduction throughout the course of fiscal 2007.

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

PowerCAD desktop, laptop and XP tablet solutions have been designed to offer simplified system operation, direct compatibility with industry-standard file formats, and the ability to operate efficiently on lesser-powered desktop and laptop computers as well as a new generation of XP tablet mobile and wireless computers.

PowerCAD LT+(TM)
----------------

PowerCAD LT+ is our simplest design and drafting solution for Windows desktop, laptop and XP tablet users. PowerCAD LT+ is designed for casual users, students, space planners and designers seeking a simple-to-use, low-cost 2D drafting solution which can directly open AutoCAD(R)-compatible drawings, but is restricted to savings results in PowerCAD proprietary file formats.

PowerCAD Viewer(TM)
-------------------

PowerCAD Viewer is a new product presently in beta form for scheduled delivery to our customers in October, 2006. PowerCAD Viewer allows users of any skill level to open, view and markup 2 and 3-dimensional project designs and digital blueprints saved in industry-standard drawing formats using Windows desktop, laptop and XP tablet computers.

PowerCAD Classic(TM)
--------------------

PowerCAD Classic retains all the functionality and simplicity of PowerCAD LT+, but adds extended 2D drawing creation and visualization tools, plus the ability to save results in AutoCAD(R)-compatible drawing formats.

PowerCAD Pro(TM)
----------------

PowerCAD Pro is our most powerful general-purpose CAD solution for Windows desktop, laptop and XP tablet computing. PowerCAD Pro is designed to offer up to 80% of the power and customization capabilities of competing systems such as AutoCAD(R), by Autodesk Inc., at less than 25% of the cost.

PowerCAD SiteMaster(TM) Pro - XP Edition
----------------------------------------

PowerCAD SiteMaster Pro 3 - XP Edition is in beta form and is expected to be released to our customers in October 2006. An enhanced version of our flagship product designed for use with the latest Windows desktop, laptop and XP tablet PC operating systems, PowerCAD SiteMaster Pro 3 XP is more robust and productive than prior releases and allows users to connect external laser-measuring devices from manufacturers such as Leica Geosystems AG and Hilti AG to create one-person, in-field drafting systems able to generate "real-time" floor/measurement plans up to 10 to 20 times faster than traditional manual methods.

Once introduced, we anticipate sales of PowerCAD SiteMaster Pro XP and related products and services to contribute substantially to increased company revenues in fiscal 2007.

EMBEDDED PRODUCTS

Embedded Product sales and services accounted for 21% of net revenue in fiscal 2006 and 12% in fiscal 2005. Significant enhancements to our Embedded Products and services are currently being developed for planned introduction throughout the course of fiscal 2007.

Our Embedded Products segment derives revenues through licensing of our technologies to OEM hardware manufacturers and third-party software developers on a per-unit basis for embedding into mobile, wireless and desktop computing solutions of their own design. Licensed under the trade name PowerCAD Embedded(TM), added revenues are derived through collection of annual subscription fees from our Power Developer Network, an online delivery and support center for PowerCAD Embedded and related technologies and services.

PRODUCT DEVELOPMENT AND INTRODUCTION

Research and development expenses were $207,005 or 111.9% of fiscal 2006 revenues and $257,647 or 135.7% of fiscal 2005 revenues. We continue to enhance our product and service offerings to meet the changing needs of our customers and future trends we see in our market place.

The majority of our research and development costs are related to our PowerCAD, PowerCAD CE and PowerCAD Embedded products, which rely on core technologies we license and cooperatively develop with GiveMePower GmbH (formerly Felix and AutoPack), of Berlin, Germany.

Additional costs are attributed to the development of PowerCAD Architect, which we acquired ownership and intellectual property rights for in October, 2001 from Bud Elkin, Inc. of Orlando, Florida. We first introduced this software in November, 2002 under the trade name PowerCAD Architect(TM). Based on initial customer feedback whereby major product deficiencies were discovered, we have generated insignificant revenues and discontinued active sales of PowerCAD Architect until known deficiencies can be resolved. Our plans are to develop a major update to PowerCAD Architect during fiscal 2007.

Under terms of our agreement with GiveMePower GmbH (formerly Felix and AutoPack), we are committed to paying up to 15% of net revenues, volume dependent, with minimum quarterly payments of $50,000 relating to the sale and licensing of PowerCAD, PowerCAD CE and PowerCAD Embedded mobile and desktop products in North America, in return for ongoing supply of product updates, upgrades and technical support. The majority of core GiveMePower GmbH technology development is performed in Germany, with localization, testing, English documentation as well as value-added product enhancements performed in the U.S. and Canada.

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

INTERNET SALES

Internet sales to customers accounted for the majority of our revenues in fiscal years 2006 and 2005.

Our goal in fiscal 2007 is to significantly increase the number of people visiting our website, convert between 1-5% of free promotional product users into paying customers, and to increase internet sales through resellers and distributors we have yet to establish.

RETAIL SALES

During fiscal 2007, we plan to increase our presence in the retail market by establishing a network of distributors and resellers in North America who can assist in reaching a higher number of end users. Due to the intensely competitive nature of retail sales, we anticipate that the creation of our retail reseller channel will require a considerable investment in personnel and finances to achieve significant results.

OEM HARDWARE PARTNERSHIPS

During fiscal 2007, we plan to aggressively pursue co-marketing, bundling and embedded technology alliances with hardware vendors seeking to increase sales by including our technologies as a value-added component on their mobile and wireless computing devices. We anticipate average sales to revenue cycles of 6-12 months for each OEM hardware partner.

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

Our principal products and services compete with one or more products from other more established independent software vendors. Our principal products and their primary competition includes:

GIVEMEPOWER PRODUCT                 COMPETING PRODUCTS               COMPETING VENDORS
-------------------------           ---------------------------      ---------------------------------
PowerCAD CE  Viewer                 PocketCAD Viewer                 Arc Second, Inc.

PowerCAD CE  Classic                PocketCAD Pro                    Arc Second, Inc.

PowerCAD CE  Pro                    PocketCAD Pro                    Arc Second, Inc.

PowerCAD SiteMaster CE              ZipCad                           Coutts Design Inc.

PowerCAD LT+                        AutoCAD LT                       Autodesk, Inc.
                                    TurboCAD Deluxe                  IMSI/Design LLC
                                    IntelliCAD                       IntelliCAD Technology Consortium

PowerCAD Classic                    AutoCAD LT                       Autodesk, Inc.
                                    TurboCAD Deluxe                  IMSI/Design LLC
                                    IntelliCAD                       IntelliCAD Technology Consortium




PowerCAD Pro                        AutoCAD                          Autodesk, Inc.
                                    TurboCAD Pro                     IMSI/Design LLC
                                    IntelliCAD Premium               IntelliCAD Technology Consortium

PowerCAD SiteMaster XP              None significant                 None significant

PowerCAD Embedded                   AutoCAD OEM                      Autodesk, Inc.
                                    IntelliCAD OEM                   IntelliCAD Technology Consortium

Power Developer Network             Autodesk Developer Network       Autodesk, Inc.
                                    IntelliCAD Developer Network     IntelliCAD Technology Consortium


DEPENDENCE ON MAJOR CUSTOMERS

Two customers, Allen Datagraph Systems, Inc. and Laser Meters, Inc. accounted for 18.2% of our revenues in fiscal 2006 with our largest customer, Allen Datagraph Systems, Inc., accounting for 9.31%. This compares to two customers, Laser Meters, Inc. and Cochran's Inc. accounting for 24.0% of our revenues in fiscal 2005.

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

EMPLOYEES

As of June 30, 2006, we had six full-time equivalent employees. Five are located in Canada and one is located in the United States. We believe our relations with all of our employees are good.

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

     o WE ARE LARGELY CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. As of June 30, 2006, four principal stockholders (one is a director) own 8,618,852 shares or approximately 29.4%. Our directors and officers beneficially own 2,194,225 shares or approximately 7.5% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the company.

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

     o WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE. We cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     o OUR COMMON STOCK PRICE IS HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS AND MARKET RISK. The market price of our common stock is highly volatile and is subject to wide fluctuations in response to factors such as actual or anticipated changes in operating results, changes in financial estimates by securities analysts, new products or services introduced by the company or our competitors, conditions and trends in the software markets, general market conditions and other factors. Historically, the trading volume of our stock has been low, which may amplify changes in our stock price especially if a significant amount of our stock is sold. Our stock trades on the OTC Bulletin Board, which may make if more difficult for investors to trade our stock, or to obtain accurate quotations for the market value of our stock as compared to stock which trades on larger exchanges.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal facilities are located in Calgary, Alberta occupying approximately 3,600 square feet of office space. Currently our facility is leased on an annual basis with a monthly rent of $4,935. The lease expires January 31, 2007. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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


                              Fiscal 2006                     Fiscal 2005
                        -----------------------         -----------------------
                        High                Low         High                Low
                        ----                ---         ----                ---
First Quarter           $.32               $.19         $.40               $.24
Second Quarter          $.40               $.22         $.65               $.20
Third Quarter           $.42               $.26         $.65               $.31
Fourth Quarter          $.42               $.17         $.44               $.26

HOLDERS

As of June 30, 2006, the approximate number of holders of record of our Common Stock was 1,039 as compared to 1,600 as of June 30, 2005.

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

2006 TRANSACTIONS

During the year, we issued 1,670,120 shares of common stock to consultants and vendors for their services. The shares were valued and recorded at $453,098.

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

COMPARISON OF RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 2006 AND JUNE 30, 2005

The current year's net loss was $1,560,500 as compared to $787,275 during fiscal 2005, an increase of $773,225 or 98.2%. The increased loss is primarily attributable to reduced sales of our mobile products due to unforeseen technical incompatibilities encountered with Microsoft's new Windows Mobile 5.0 operating system introduced during fiscal 2006, and a one-time interest expense charge relating to renegotiation of two notes payable on May 1, 2006. The specific details of these changes are discussed below.

REVENUES

Revenue totaled $184,985 for the current fiscal period as compared to $189,916 during fiscal 2005, a decrease of $4,931 or 2.6%.

Retail Revenue
--------------

Retail revenue totaled $146,138 for the current fiscal period as compared to $167,126 during fiscal 2005, a decrease of $20,988 or 12.6%. Retail revenues decreased primarily due to unforeseen technical incompatibilities between our mobile products and new Microsoft mobile operating systems introduced during fiscal 2006. Enhancements to our mobile solutions to support operation under Windows Mobile 5.0 and CE .NET 5.0 operating systems are presently in development, and are scheduled for anticipated delivery in October, 2006.

Until support for these newer Microsoft operating systems is completed, sales of our mobile products are expected to be minimal. However, after introduction of updated mobile products and solutions which support these newer Microsoft operating systems, we anticipate sales of our mobile products to increase during the remainder of fiscal 2007.

Embedded Revenue
----------------

Embedded revenue totaled $38,847 for the current fiscal period as compared to $22,790 during fiscal 2005, an increase of $16,057 or 70.5%. Embedded revenues increased due to the introduction of an additional third-party software solution developed by Allen Datagraph, an Embedded Partner which the company derives royalty revenues from.

OPERATING EXPENSES

Cost of Revenue
---------------

Cost of revenues totaled $28,922 for the current fiscal period as compared to $32,393 during fiscal 2005, a decrease of $3,471. Cost of revenues is comprised of CD costs, CD packaging and payments to third parties including resellers.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses totaled $76,580 for the current fiscal period as compared to $95,200 during fiscal 2005, a decrease of $18,620. Sales and marketing expenses decreased due to the concentrated focused effort of expanding and further developing our product line to support operation under the latest Microsoft mobile operating systems for broader commercial market introduction in fiscal 2007.

General and Administrative
--------------------------

General and administrative expenses totaled $596,978 for the current fiscal period as compared to $424,740 during fiscal 2005, an increase of $172,238.
General and administrative increased due to increased expenditures on administrative costs relating to external consultants in professional services, legal and general advisory.

R&D - Product Development
-------------------------

Product development expenses totaled $207,005 for the current fiscal period as compared to $257,647 during fiscal 2005. The majority of our product development costs resulted from our obligation to make minimum quarterly payments of $50,000 to GiveMePower GmbH in return for ongoing development of core PowerCAD technologies.

Depreciation
------------

Depreciation expense remained constant and reflects the addition of capital assets acquired during the current and previous fiscal periods.

Interest Expense
----------------

Interest expense totaled $833,754 for the 2006 fiscal period as compared to $163,758 during fiscal 2005. A significant portion of this increase is attributed to a one-time interest payable charge of $423,000 recorded on May 1, 2006 relating to a renegotiation of two notes payable. The remaining increase is attributed to increased interest on borrowings we made during fiscal 2006.

Details of the above mentioned notes payable renegotiation are:

On May 1, 2006, GiveMePower entered into an agreement to revise two existing loans from a shareholder, one from May 18, 2005 with an original principal of $27,000, and one from July 2005 with an original principal of $300,000. Information related to the original loans and the revised loan agreement is as follows:

          o The original two loan notes have been combined into a single note which replaces the prior notes in their entirety effective May 1, 2006.

          o The original loan notes contained a clause ("the GLG clause"), whereby the principal amount owing was tied to the value of Glamus Gold ("GLG"), another stock which the note holder sold to provide the original loan amounts or $327,000 to GiveMePower.

          o The share price of GLG has increased dramatically since entering into the original loan notes, precipitating the need for Company management to renegotiate the original loan agreements to remove the GLG clause going forward.

          o Pursuant to the GLG clause in the original agreements, an additional $423,000 has been added to the new note, increasing the principal from $327,000 to $750,000. This additional amount has been recorded as interest expense.

          o The new note is unsecured, bears interest at 10%, and is due May 1, 2011.

          o The new note is convertible into 5,000,000 shares of common stock at conversion price of $0.15 per share. A discount on the note payable was recorded for the beneficial conversion feature.

          o The new note contains warrants entitling the shareholder to purchase up to 2,500,000 additional common shares of GiveMePower at $0.15 per share, exercisable for the life of the note.

Under generally accepted accounting principles, we are required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. The unamortized debt discount is $880,185 and will be amortized and charged to interest expense over the term of the respective note agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require us to expense the unamortized balance of the debt discount in full.

FUTURE RESULTS

The results of operations for Fiscal 2006 and Fiscal 2005 presented above are not necessarily indicative of the results to be expected for upcoming fiscal years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had negative working capital of $1,004,823 as compared to negative working capital of $1,197,844 in the prior fiscal period. Non-cash current liabilities consisted of $170,000 in notes payable which are intended to be settled by conversion to common stock. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

Cash Flow from Operations
-------------------------

For the year ended June 30, 2006, our net cash used in operating activities was $407,086 as compared to $351,590 for fiscal 2005, an increase of $55,496 from the prior fiscal period. We used more cash in our operations than in the previous period largely due to increased expenditures on administrative costs relating to external consultants in professional, legal and general advisory services.

Capital Expenditures
--------------------

For the year ended June 30, 2006, we had net capital expenditures of $353 for various computer and equipment items in comparison of $1,489 for fiscal 2005 for the previous fiscal period. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Financing Activities
--------------------

For the year ended June 30, 2006, we received proceeds from borrowings of $380,000 as compared to $239,000 from the prior fiscal year.

Based upon our substantial accumulated losses since inception of $7,485,872, including a loss of $1,560,500 for the year ended June 30, 2006, working capital deficiency of $1,007,672 and stockholders' deficit of $1,254,303 at June 30, 2006, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require between $720,000 to $1,000,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

During fiscal 2006, the introduction of new operating systems by Microsoft which introduced unforeseen incompatibilities with many of our primary products and solutions had a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of $407,086 in 2006 primarily due to our losses. During fiscal 2006, we funded our operating activities primarily with $380,000 from debt financing. At June 30, 2006, we had $11,535 of cash on hand.

Outlook
-------

Our sources of ongoing liquidity include the cash flows of our operations, potential new credit facilities, and potential additional equity or debt investments. Consequently, we continue to aggressively pursue additional debt and equity financing, the restructuring of certain existing debt obligations and the reduction of our operating expenses. Although we have structured our overall operations and resources around high gross margin enterprise products and services, in order to remain in business, we must raise additional cash in a timely and prudent fashion.

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

     o Updating our business plan to be used as a guiding tool for the next 12 month period;
     o Leverage the business plan to enter into term sheet negotiations with appropriate venture capitalists;
     o Negotiating the elimination of significant accounts payable to our major vendor;
     o    Renegotiating   future  royalty   payments  with  our  major  software
          supplier; and

     o Maintaining fiscal responsibility towards general and administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS.

                             GIVEMEPOWER CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page

    Report of Independent Registered Public Accounting Firm                        F-2

    Consolidated Balance Sheet as of June 30, 2006                                 F-3

    Consolidated Statements of Operations for the years ended
    June 30, 2006 and 2005                                                         F-4

    Consolidated  Statements  of  Stockholders'  Deficit for the years ended
    June 30, 2006 and 2005                                                         F-5

    Consolidated Statements of Cash Flows for the years ended
    June 30, 2006 and 2005                                                         F-6

    Notes to Consolidated Financial Statements                                     F-7


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
   GiveMePower Corporation
   Calgary, Alberta, Canada



We have audited the accompanying consolidated balance sheet of GiveMePower Corporation as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of GiveMePower's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GiveMePower, as of June 30, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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




MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 28, 2006

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2006



         ASSETS

Current Assets:

  Cash                                                                          $       11,535
  Accounts receivable, net of the allowance
    for doubtful accounts of $5,466                                                      6,912
                                                                                --------------
Total current assets                                                                    18,447


Property and equipment, net of the accumulated
  depreciation of $45,500                                                                2,849
                                                                                --------------
TOTAL ASSETS                                                                    $       21,296
                                                                                ==============


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                              $       29,312
  Accounts payable - related parties                                                   620,461
  Accrued expenses                                                                     153,444
  Notes payable                                                                         52,902
  Notes payable - related parties                                                      170,000
                                                                                --------------
         Total current liabilities                                                   1,026,119

Long-term Liabilities:
  Notes payable, net of unamortized discount of $52,083                                  2,917
  Notes payable - related parties, net of
      unamortized discount of $660,333                                                 246,563
                                                                                --------------
         Total liabilities                                                           1,275,599
                                                                                --------------

Commitment and Contingencies                                                                 -

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 50,000,000
    shares authorized, 29,321,338 shares issued and outstanding                         29,321
  Additional paid-in capital                                                         6,072,530
  Retained deficit                                                                  (7,501,203)
  Other comprehensive income - foreign currency translation                            145,049
                                                                                --------------
         Total stockholders' deficit                                                (1,254,303)
                                                                                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $       21,296
                                                                                ==============



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2006 and 2005





                                                                                     2006                      2005
                                                                                --------------           --------------
Revenues                                                                        $      184,985           $      189,916
Cost of revenues                                                                        28,922                   32,393
                                                                                --------------           --------------

Gross profit                                                                           156,063                  157,523
                                                                                --------------           --------------
Operating expenses
  Selling and marketing                                                                 76,580                   95,200
  General and administrative                                                           596,978                  424,740
  Research and development                                                             207,005                  257,647
  Depreciation                                                                           2,246                    3,453
                                                                                --------------           --------------

Total operating expenses                                                               882,809                  781,040
                                                                                --------------           --------------

Operating loss                                                                        (726,746)                (623,517)


Interest expense                                                                      (833,754)                (163,758)
                                                                                --------------           --------------

NET LOSS                                                                           $(1,560,500)          $     (787,275)
                                                                                ==============           ==============



Basic and diluted loss per share                                                $        (0.05)          $        (0.03)

Weighted average shares outstanding                                                 28,403,578               27,264,853



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2006 and 2005

                                                             Additional                         Other
                             Common Stock                     Paid-in        Retained      Comprehensive
                                Shares         Par            Capital         Deficit       Income/loss          Total
                              ----------   ----------      ------------    -----------      -----------       -----------

Balances, June 30, 2004       27,049,433   $   27,051      $  4,175,455    $(5,153,428)      $  200,545       $  (750,377)
Discount on notes payable
 - for beneficial
     conversion feature                                         101,850                                           101,850

Shares cancelled                (250,000)        (250)              250                                                 -

Shares issued
 - for services                  318,861          318           112,652                                           112,970
 - for debt                       10,000           10             4,590                                             4,600

Comprehensive loss:
Net loss                                                                      (787,275)                          (787,275)
Foreign currency
  translation                                                                                   (24,416)          (24,416)
                                                                                                              -----------
Total comprehensive loss                                                                                         (811,691)
                              ----------   ----------      ------------    -----------      -----------       -----------

Balances, June 30, 2005       27,128,294       27,129         4,394,797     (5,940,703)         176,129        (1,342,648)

Discount on notes payable
 - for beneficial
     conversion feature                                       1,050,000                                         1,050,000

Shares issued
 - for services                1,670,120        1,670           451,425                                           453,095
 - for notes payable and
     accrued interest            522,924          522           176,308                                           176,830

Comprehensive loss:
Net loss                                                                    (1,560,500)                        (1,560,500)
Foreign currency
  translation                                                                                   (31,080)          (31,080)
                                                                                                              -----------
Total comprehensive loss                                                                                       (1,591,580)
                              ----------   ----------      ------------    -----------      -----------       -----------
Balances, June 30, 2006       29,321,338   $   29,321      $  6,072,530    $(7,501,203)       $ 145,049       $(1,254,303)
                              ==========   ==========      ============    ===========      ===========       ===========



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2006 and 2005


                                                                                     2006                     2005
                                                                                --------------           --------------
Cash Flows from Operating Activities:
  Net loss                                                                      $   (1,560,500)          $     (787,275)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Bad debt expense                                                                         -                    8,124
    Shares issued for services                                                         453,095                  112,969
    Amortization on debt discount                                                      337,584                  123,945
    Depreciation expense                                                                 2,246                    3,452
    Non-cash interest expense from notes
      payable renegotiation                                                            423,000                        -
  Changes in:
    Accounts receivable                                                                 (1,508)                  (3,602)
    Other current assets                                                                     -                    1,142
    Accounts payable                                                                   (54,807)                 220,316
    Accrued expenses                                                                    (6,196)                 (34,796)
    Other current liabilities                                                                -                    4,135
                                                                                --------------           --------------
Net Cash Used in Operating Activities                                                 (407,086)                (351,590)
                                                                                --------------           --------------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                                                (353)                  (1,489)
                                                                                --------------           --------------

Cash Flows from Financing Activities:
  Borrowings from notes payable - related parties                                      380,000                  239,000
                                                                                --------------           --------------

Effect of exchange rate changes on cash                                                 35,521                  (36,530)
                                                                                --------------           --------------

Net change in cash                                                                       8,082                 (150,609)
CASH AND CASH EQUIVALENTS, beginning of year                                             3,453                  154,062
                                                                                --------------           --------------

CASH AND CASH EQUIVALENTS, end of year                                          $       11,535           $        3,453
                                                                                ==============           ==============

Cash Paid for:
  Interest                                                                      $           -            $            -
  Income taxes                                                                              -                         -

Non-Cash Investing and Financing Transactions:
  Shares issued for notes payable and
    accrued interest                                                            $     176,830            $        4,600
  Discount on notes payable - beneficial
    conversion feature                                                              1,050,000                   101,850



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

Revenue recognition. GiveMePower recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of PowerCAD software to end users, developer sign-up fees, and royalties per unit purchased for resale from the sale of PowerCAD Embedded technology to software developers, who create and resell value-added applications. Revenue from software sales to end users is recognized when the software is shipped. Developer sign-up fees consist of the sale of software licenses and a one year help desk subscription to developers. Experience has shown that the help desk subscription is insignificant in cost and time and should not be deferred over time. Revenue from developer sign-up fees is recognized when the licenses are delivered. Royalty revenue from developers is recognized each time a developer obtains alphanumeric codes that enable copies of the development engine to properly function in the developer's end product. Warranty claims and customer help services are considered insignificant.

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

Basic and diluted loss per common share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Foreign currency translation. GiveMePower's assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation are reported in other comprehensive income. Income statement elements are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than Canadian dollars, the functional currency of GiveMePower, Inc.

Stock-Based Compensation. Effective January 1, 2006, GiveMePower began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No.
107. Prior to January 1, 2006, GiveMePower had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. GiveMePower adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

No stock options were granted during fiscal 2006 and 2005.

Recently  Issued  Accounting  Pronouncements.  GiveMePower  does not  expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

GiveMePower's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in April 2000, GiveMePower has accumulated losses aggregating $7,501,203, including a loss of $1,560,500 for the year ended June 30, 2006. GiveMePower had a working capital deficit of $1,007,672 and a stockholders' deficit of $1,254,303 as of June 30, 2006. Management's plans for GiveMePower's continued existence include cutting overhead costs, selling additional stock or borrowing additional funds to increase marketing efforts to raise its sales volume and leveraging third party agents to significantly broaden current sales channels.

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


NOTE 3 -LICENSE AGREEMENT

During fiscal 2005, Felix Computer Aided Technologies GmbH ("Felix") and AutoPack GmbH ("AutoPack") were re-organized into GiveMePower GmbH. GiveMePower GmbH is a company owned and controlled by Wilfried Grabert who was a director and currently is a majority shareholder of GiveMePower.

GiveMePower utilizes core technologies developed and manufactured by GiveMePower GmbH and as such is obligated to make minimum quarterly payments of $50,000 with a royalty offset of 15% of net sales of PowerCAD products. Both the minimum quarterly and royalty fees are charged to research and development as a period cost.

As of June 30, 2006, GiveMePower was current with its minimum required GiveMePower GmbH payments.


NOTE 4 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. These notes are unsecured, bear interest at 5% to 10%, and are repayable in one to five years. These notes are convertible into 9,246,720 shares of common stock at conversion prices ranging from $.15 to $.64 per share. Because these conversion prices are below the market trading price of GiveMePower's common stock when the notes were issued, a Beneficial Conversion Feature was created.

GiveMePower analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. GiveMePower determined that derivative accounting is not applicable.

The proceeds from the notes have been discounted for the beneficial conversion feature. All discounts will be amortized over the life of the notes. As of June 30, 2006, the stock has not been issued. A summary of the notes is as follows:


  Carrying amount of notes on June 30, 2005              $      540,457
  Add: gross proceeds from notes                                380,000
  Add: increase due to currency exchange                          4,674
  Less: beneficial conversion feature                        (1,050,000)
  Add: amortization of discounts                                337,584
  Less: repayment of notes                                     (163,333)
  Add: additional interest on notes resulting
       from loan note renegotiation                             423,000
                                                         --------------
  Carrying amount of notes on June 30, 2006              $      472,382
                                                         ==============


NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 27, 2003, we received a notice from the Provincial Court of Alberta, Civil Claims, wherein Mr. Todd Noble, our former Chief Financial Officer, alleged that we failed to pay him certain moneys for services he performed for GiveMePower, Inc. We believe this case to be without merit and the Management does not believe that Mr. Noble will prevail. The requested payment by Mr. Noble is approximately $13,000, which has been fully accrued.

In response to the Noble Claim, on November 17, 2003, we filed a Dispute Note and Counterclaim with the Provincial Court of Alberta Civil Claims. It consisted of a detailed defense of the claim for funds claimed by Mr. Noble together with a counterclaim against Mr. Noble claiming from him the minimum sum of $36,000 in damages. Mr. Noble has filed a Dispute Note to this Counterclaim.

Both the Noble Claim and the GiveMePower Counterclaim were transferred to the Court of Queens Bench of Alberta on April 2, 2004 and are both still pending.

We lease office space under an operating lease which expires in January 2007. Rent expense under operating leases was $44,918 and $38,058 for the years ended June 30, 2006 and 2005. Future minimum lease payments under the non-cancelable operating lease are $55,524 for fiscal 2007.

NOTE 6 - OPTIONS AND WARRANTS

Summary information regarding options and warrants is as follows:

                                                 Weighted                       Weighted
                                                  Average                        Average
                                                 Exercise                       Exercise
                                    Options         Price      Warrants            Price
                                  ---------      --------     ---------         --------
Outstanding at
  June 30, 2004                   1,510,000      $   0.30       200,000         $   0.53

Year ended June 30, 2005:
  Expired                                 -             -      (125,000)            0.25
  Granted                                 -             -             -                -
                                  ---------      --------     ---------         --------
Outstanding at
  June 30, 2005                   1,510,000      $   0.30        75,000         $   1.00

Year ended June 30, 2006:
  Expired                                 -             -       (75,000)            1.00
  Granted                                 -             -     2,984,452             0.18
                                  ---------      --------     ---------         --------
Outstanding at June 30, 2006      1,510,000      $   0.30     2,984,452         $   0.18
                                  =========      ========     =========         ========

The weighted average fair value of the warrants granted during fiscal 2006 was $0.21. Variables used in the Black Scholes option/warrant-pricing model include
(1) 5.16% risk-free interest rate, (2) expected option/warrant life is the actual life of the warrants, (3) expected volatility of 130%, and (4) zero expected dividends.

Options and warrants outstanding and exercisable as of June 30, 2006:

Exercise      Remaining         Options           Options       Warrants       Warrants
Price              Life     Outstanding       Exercisable    Outstanding    Exercisable
--------      ---------     -----------      ------------    -----------   ------------
$0.30           7 years       1,510,000         1,510,000              -              -
$0.35           2 years               -                 -        126,118        126,118
$0.35                 -               -                 -         25,000              -
$0.30                 -               -                 -        333,334              -
$0.15                 -               -                 -      2,500,000              -
                            -----------      ------------    -----------   ------------
                              1,510,000         1,510,000      2,984,452        126,118
                            ===========      ============    ===========   ============

NOTE 7 - COMMON STOCK

During the year ended June 30, 2006:

- GiveMePower issued 1,670,120 shares of common stock to consultants and vendors for their services. The shares were valued and recorded at $453,098.

- GiveMePower issued 522,924 shares of common stock to several investors to pay off certain notes payable and accrued interest in the amount of $176,830.

During the year ended June 30, 2005:

- GiveMePower cancelled 250,000 shares previously issued.
- GiveMePower issued 318,861 shares of common stock to consultants for their services. The shares were valued and recorded at $112,969. - GiveMePower issued 10,000 shares of common stock to pay off an account payable in the amount of $4,600.

NOTE 8 - INCOME TAXES

GiveMePower uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, GiveMePower incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,646,000 at June 30, 2006, and will expire starting from 2023.

At June 30, 2006, deferred tax assets consisted of the following:



                  Deferred tax assets
                    Net operating losses                $   2,259,637
                    Less: valuation allowance              (2,259,637)
                                                        -------------
                  Net deferred tax asset                $           -
                                                        =============


NOTE 9 - MAJOR CUSTOMERS

During the years ended June 30, 2006 and 2005, major customers were as follows:

                                                2006               2005
                                                ----               ----

Allen Datagraph Systems, Inc.                $ 17,207          $      -
Laser Meters                                   16,548            30,045
Cochrans Inc.                                       -            15,604


Note 10 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of Retail Products and Embedded Products. The Retail Products segment derives revenues from the sale of pre-packaged software and related solutions and services for businesses and individuals involved in the design, construction and management of man-made structures and manufactured products. The Embedded Products segment derives revenues by licensing technologies and providing related support services to Original Equipment Manufacturer hardware manufacturers and third-party software developers who embed GiveMePower's technologies within value-added mobile, wireless and desktop computing solutions of their own design.

Segment financial information is summarized as follows:

                                                      Corporate
                           Retail        Embedded     and Other       Total
                          ---------     ---------     ---------     ---------
2006
----
Revenue                   $ 146,138     $  38,847     $       -     $ 184,985
Interest expense                  -             -       833,754       833,754
Depreciation and
  amortization                    -             -         2,246         2,246
Net income (loss)            78,926           557    (1,639,983)   (1,560,500)
Total assets                  6,912             -        14,384        21,296
Expenditures for
  long-lived assets               -             -           353           353

2005
----
Revenue                   $ 167,126     $  22,790     $       -     $ 189,916
Interest expense                  -             -       163,758       163,758
Depreciation and
  amortization                    -             -         3,453         3,453
Net income (loss)            87,133       (24,810)     (849,598)     (787,275)

Total assets                  4,967             -         7,810        12,777
Expenditures for
  long-lived assets               -             -         1,489         1,489


NOTE 11 - SUBSEQUENT EVENTS

On August 3, 2006,  GiveMePower borrowed $48,000 from a third party lender. This note is unsecured, bears interest at 10% and is due August 3, 2011. This note is convertible into 600,000 shares of common stock at a conversion price of $0.08 per share.

On September 28, 2006, GiveMePower borrowed $24,000 from two third party lenders. These notes are unsecured and bear interest at 10%. These notes are convertible into 160,000 shares of common stock at a conversion price of $0.15 per share. These notes carry a provision that, upon conversion and only upon conversion, the note holders will be granted an additional 120,000 common stock purchase warrants which can be exercised at $0.30 per share with a two year expiry term from the date of conversion.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between us and our accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, our internal control over financial reporting.


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

Information pertaining to our directors and executive officers are as follows:

NAME AND ADDRESS                                AGE      POSITIONS HELD                SINCE
----------------                                ---      --------------                ----------------
W.V. (Bill) Walton, Calgary, Alberta*           48        Director, President & CEO    April 2000
Richard Cheyne, Vancouver, British Columbia     48        Director                     June 2001
Jeffrey Fajgenbaum, Nashville, Tennessee        47        Director                     June 2001
Douglas Reid, Calgary, Alberta                  51        Director                     December 2, 2004
Jim Bolokoski, Calgary, Alberta*                49        Acting CFO                   September 2003

* On March 15, 2006, Jim Bolokoski resigned as acting CFO to pursue other endeavors. Mr. Bolokoski's resignation did not relate to any disagreement with us. Until a replacement is found and/or hired, Bill Walton is serving as Interim CFO, Treasurer and Secretary.

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

RICHARD CHEYNE - DIRECTOR. Formerly a seven-year veteran of Microsoft Corporation from March 1991 to August 1998, Mr. Cheyne was one of the early pioneers of LAN-based email. Working for Consumers Software, Mr. Cheyne was one of the key developers of what became "Microsoft Mail for PC Networks" after Microsoft acquired Consumers in 1991. During his time with Microsoft, Mr. Cheyne served for 5 years as the Quick Fix and Engineering (QFE) manager for Microsoft Mail. In 1996, Mr. Cheyne became QFE manager for "Microsoft Site Server" and "Microsoft Commercial Internet Server", two of Microsoft's software products. Mr. Cheyne was responsible for preparing support staff as well as providing hot fixes and service packs for all of these products. Mr. Cheyne's experience in product development and managing quality control standards for some of Microsoft's most important Internet software products, will provide invaluable direction in GMPW's quest to consistently deliver innovative, high-quality solutions to its client base.

JEFFREY FAJGENBAUM - DIRECTOR. Mr. Fajgenbaum has been the Senior IT Project Manager for Telecommunications and Networking with ClientLogic Corporation, a global company based in Nashville, Tennessee since November 2004. Fajgenbaum was formerly a GSOD Global Program Manager for Lucent Technologies from June 1998 to December 2002 where his responsibilities included planning, scheduling and coordination of voice, data and multimedia projects for global telecommunications and networked environments. He also spent several years, from 1991 to 1998, as the Senior IT Project Manager for Cisco Systems, Inc. Fajgenbaum earned a Masters Certification in Project Management and a BS in Business Law, and is a Project Management Institute (PMI) member.

DOUGLAS REID - DIRECTOR. Mr. Reid was the former CEO of Novatel Inc. from October 1998 to November 2000, and former Vice President of Strategic Marketing for Leica Geosystems from July 2001 to June, 2003. A highly accomplished executive with a distinguished record of leading global technology companies, Reid brings over 25 years of public and private-company management, business development and strategic marketing experience to his role on the Board. During his tenure at NovAtel, Reid successfully completed the company's initial public offering, resulting in improved working capital and enhanced shareholder value, in addition to guiding the overall development, sales strategy and growth for the organization. At Leica, Reid drove strategic growth for the world's leading supplier of comprehensive products and solutions for the capture, modeling and visualization of spatial data. Since February 2005, Mr. Reid has been the Executive Vice President and General Manager of Richer Systems Group, the leading North American vendor and developer of ERP and asset management & maintenance software solutions to the fleet management industry.

J.L (JIM) BOLOKOSKI - CHIEF FINANCIAL OFFICER. Mr. Bolokoski was our CFO from September 9, 2003 until August 23, 2004 and from August 25, 2005 to March 15, 2006. Bolokoski previously worked at PricewaterhouseCoopers, the world's largest professional services organization, where he advised public and private companies on corporate finance including capital raising, acquisitions and divestitures. Having served in positions as chief financial officer, chief operating officer, and director of investor relations, Mr. Bolokoski's expertise includes increasing shareholder value, strategic alliances, corporate restructuring, and taxation.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10.  EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

-------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
----------------------------------------------------------------- ------------------------------------------- -----------------
                                                                            Long-Term Compensation
------------------------ ---------------------------------------- ------------------------------ ------------ -----------------
                                   Annual Compensation                       Awards                Payouts
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
     (a)          (b)       (c)        (d)            (e)             (f)            (g)             (h)            (i)
--------------- -------- ----------- --------- ------------------ ------------ ----------------- ------------ -----------------
                                                      Other          Restricted    Securities
Name and                     Annual     Annual        Annual           Stock       Underlying        LTIP       All Other
Principal         Fiscal     Salary     Bonus      Compensation       Awards      Options/SARs      Payouts   Compensation
Position           Year       ($)        ($)            ($)             ($)            (#)             ($)            ($)
--------------- -------- ----------- --------- ----------------  ------------ ----------------- ------------ -----------------
W.V.    (Bill)   2006     $   85,500     $0           $0              $0              0              $0              $0
Walton, CEO
--------------- -------- ----------- --------- ----------------  ------------ ----------------- ------------ -----------------
                 2005     $   81,600     $0           $0              $0              0              $0              $0

--------------- -------- ----------- --------- ----------------  ------------ ----------------- ------------ -----------------
                 2004     $   89,000     $0           $0              $0           400,000           $0              $0

--------------- -------- ----------- --------- ----------------  ------------ ----------------- ------------ -----------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2006, the number and percentage of outstanding shares of company Common Stock owned by (i) each person known to GMPW to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners            Number of Common Stock Beneficially Owned           Percentage of Ownership(1)
-------------------------            -----------------------------------------           --------------------------
Scott Sabins Profit Sharing Plan                   2,643,365                                      9.02%
Wilfried Grabert                                   2,200,000                                      7.50%
W.V. Walton Family Trust                           2,044,225                                      6.97%
Robert Grabert                                     1,731,262                                      5.90%

W.V. (Bill) Walton(2)                              2,044,225                                      6.97%
Richard Cheyne                                        50,000                                        *
Jeffrey Fajgenbaum                                    50,000                                        *
Douglas Reid                                          50,000                                        *

Directors and Officers as a Group                  2,194,225                                       7.5%
(4 persons)

(1) Based upon 29,321,338 outstanding at year end June 30, 2006. This total does not include the exercise of warrants or options. (2) Mr. Walton is the Sole Trustee of the W.V. Walton Family Trust and is deemed the beneficial owner of share shares held by the W.V. Walton Family Trust.
*Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Stock Options
-------------

No stock options were granted to individuals during the last fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS.

Exhibit  Description
-------- -----------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees from our auditors Malone & Bailey, PC for their audit of our annual financial statements for the years ended June 30, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during each fiscal year were approximately $27,900 and $21,700, respectively.

Tax or Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                                Dated: October 12, 2006
-------------------------
William V. Walton

Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)


By: /s/ WILLIAM V. WALTON                                Dated: October 12, 2006
-------------------------
William V. Walton

Interim Chief Financial Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ WILLIAM V. WALTON
-------------------------
William  V.  Walton,  Director  and  Chief  Executive Officer
October 12, 2006



By:/s/ DOUGLAS REID                           By: /s/ JEFFREY FAJGENBAUM
----------------------                        ----------------------------
Douglas Reid, Director                        Jeffrey Fajgenbaum, Director
October 12, 2006                              October 12, 2006



By :/s/ RICHARD CHEYNE
------------------------
Richard Cheyne, Director
October 12, 2006