Form 10QSB
period 2006-09-30
GIVEMEPOWER CORP
filed 2006-11-20
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2006


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


Yes   [ ]   No  [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to Form 10-QSB.

Yes   [ ]   No  [x] Delinquent filers are disclosed herein.


Total revenues for the quarter ended September 30, 2006 were $48,854.


As of November 10, 2006 there were 29,623,549 shares of issuer's common stock outstanding.

--------------------------------------------------------------------------------

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended September 30, 2006
                                [GRAPHIC OMITTED]


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

ITEM 1.  Financial Statements.

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,           June 30,
                                                                          2006                  2006
                                                                      -----------            -----------
                                     ASSETS

Current assets:
 Cash                                                                $     18,446           $     11,535
 Accounts receivable, net the allowance
  for doubtful accounts of $1,570 and $5,466                               12,616                  6,912
                                                                      -----------            -----------

  Total current assets                                                     31,062                 18,447

 Property and equipment, net
  accumulated depreciation of $46,064 and $45,500                           2,469                  2,849
                                                                      -----------            -----------

Total assets                                                          $    33,531            $    21,296
                                                                      ===========            ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                     $    57,592             $   29,312
 Accounts payable to related parties                                      663,585                620,461
 Accrued expenses                                                         181,523                153,444
 Notes payable                                                             53,103                 52,902
 Notes payable - related parties                                          170,000                170,000
                                                                      -----------            -----------

  Total current liabilities                                             1,125,803              1,026,119

 Notes payable, net of discount of $45,207
  and $52,083                                                              33,793                  2,917
 Notes payable - related parties, net of discount
  of $900,420 and $906,104                                                300,247                246,563
                                                                      -----------            -----------

Total liabilities                                                       1,459,843              1,275,599
                                                                      -----------            -----------

Commitment and contingencies                                                    -                      -

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value, 50,000,000
  shares authorized, 29,623,549 and 29,321,338
  shares issued and outstanding                                            29,624                 29,321
 Additional paid-in capital                                             6,201,405              6,072,530
 Other comprehensive income                                               142,020                145,049
 Retained deficit                                                      (7,799,361)            (7,501,203)
                                                                      -----------            -----------

  Total stockholders' deficit                                          (1,426,312)            (1,254,303)
                                                                      -----------            -----------

Total liabilities and stockholders' deficit                           $    33,531            $    21,296
                                                                      ===========            ===========

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)



                                                           2006                  2005
                                                        -----------           -----------
Revenues                                                $    48,854           $    22,225
Cost of revenues                                              4,056                 3,057
                                                        -----------           -----------

Gross Profit                                                 44,798                19,168
                                                        -----------           -----------
Operating expenses
  Selling and marketing                                      16,067                14,093
  General and administrative                                156,989               133,033
  Research and development 50,000                            50,000
  Depreciation and amortization                                 390                   513
                                                        -----------           -----------

Total operating expenses                                    223,446               197,639
                                                        -----------           -----------

Operating loss                                             (178,648)             (178,471)
                                                        -----------           -----------
Other income and (expenses)
  Interest expense                                         (119,510)              (31,034)
                                                        -----------           -----------

NET LOSS                                                $  (298,158)          $  (209,505)
                                                        ===========           ===========

Basic and diluted loss per share                        $     (0.01)          $     (0.01)

Weighted average shares outstanding                      29,615,290            27,291,322


                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)



                                                                                2006                      2005
                                                                             ----------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (298,158)                 $(209,505)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                                 57,178                     30,398
       Amortization on debt discounts                                            84,560                     20,381
       Depreciation and amortization                                                390                        513
    Net changes in:
       Accounts receivable                                                       (5,673)                    (5,471)
       Accounts payable and accrued expenses                                    105,066                     (2,519)
                                                                             ----------                 ----------
NET CASH USED IN OPERATING ACTIVITIES                                           (56,637)                  (166,201)
                                                                             ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                  72,000                    200,000
                                                                             ----------                 ----------

EFFECT OF EXCHANGE RATES ON CASH                                                 (8,452)                    34,458
                                                                             ----------                 ----------

NET CHANGE IN CASH                                                                6,911                     68,257
Cash balances
-        Beginning                                                               11,535                      3,453
                                                                             ----------                 ----------
-        Ending                                                              $   18,446                 $   71,710
                                                                             ==========                 ==========

Cash paid for:
  Interest                                                                   $        -                 $        -
  Income tax                                                                          -                          -

                             GIVEMEPOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of GiveMePower Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in GiveMePower's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During the quarter ending September 30, 2006, GiveMePower obtained loans from individual investors and existing shareholders in the amount of $72,000. Under accounting rules proscribed by EITF 00-27, these notes were discounted by $72,000. The discount is amortized over the life of the notes as interest expense. As of September 30, 2006, $25,600 of the discount has been amortized. A summary of loan notes during the quarter ending September 30, 2006 is as follows:


Amount of proceeds received                   $ 72,000
Amount of discount                             (72,000)
Discount amortization
   through September 30, 2006                   25,600
                                              --------
Net amount as of September 30, 2006           $ 25,600
                                              ========

As of September 30, 2006, GiveMePower had outstanding loans with the principal amounts totaling $1,502,770. These notes are convertible into approximately 9,224,532 shares of common stock at conversion prices ranging between $0.08 and $0.30 per share. Under generally accepted accounting principles, GiveMePower has recorded the value of the beneficial conversion feature of these convertible notes as a debt discount in the amount of $557,143 in addition to other discounts. The remaining debt discount as of September 30, 2006 to be amortized on the convertible notes is $945,627.

NOTE 3 - COMMON STOCK

For the three months ended September 30, 2006, GiveMePower issued:

     o 62,500 shares of common stock to consultants for their services. These shares were recorded at their fair value of $11,585.

     o 239,963 shares of common stock to settle certain accounts payable and accrued expenses. These shares were recorded at their fair value of $45,593.

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

COMPARISON OF RESULTS

Three Months Ended September 30, 2006 Compared To The Three Months Ended September 30, 2005.

The net loss for the three months ended September 30, 2006 was $298,158, an increase of $88,653 or 42.3%, in comparison to $209,505 for the three months ended September 30, 2005. The increased loss is attributed to higher interest expense costs due to higher debt the Company has incurred.

REVENUES

Revenue for the three months ended September 30, 2006 totaled $48,854, an increase of $26,629 or 119.8%, in comparison to $22,225 for the three months ended September 30, 2005. Revenues for the three months ended September 30, 2006 increased largely due to the release of public beta versions of our new PowerCAD SiteMaster Pro 3 software systems, increased sales of computing hardware sold in conjunction with our software, and higher extended services revenues relating to on-site customer training and consulting.

OPERATING EXPENSES

Cost of Sales
-------------

Cost of sales for the three months ended September 30, 2006 totaled $4,056, an increase of $999 or 32.7%, in comparison to$3,057 for the three months ended September 30, 2005. Cost of sales is comprised of purchasing hardware equipment for sale with bundled software/hardware solutions, CD costs, CD packaging, and discounts/payments made to third parties such as resellers. Cost of sales for the three months ended September 30, 2006 are higher than last year's primarily due to an increase in costs relating to the purchase of hardware which was bundled and sold with our software.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses totaled $16,067 for the three months ended September 30, 2006, an increase of $1,974 or 14%, in comparison to$14,093 for the three months ended September 30, 2005. Sales and marketing expenses have remained flat in anticipation of Windows Mobile 5.0 product updates presently under development for scheduled release by the end of December 2006, and enhancements to other product and service offerings anticipated for future release.

General and Administrative
--------------------------

General and administrative expenses totaled $156,989 for the three months ended September 30, 2006, an increase of $23,956 or 15.3% in comparison to $133,033 for the three months ended September 30, 2005. The increase is primarily attributed to expenses relating to annual director fee payments to three directors made in the form of common shares, retention bonuses made to three senior company management consultants made in the form of common shares, and higher office rent costs.

R&D - Product Development
-------------------------

Product development expenses totaled $50,000 for the three months ended September 30, 2006 and 2005. Product development costs are incurred as a result of the Company's obligation to make minimum quarterly payments to GiveMePower GmbH in return for ongoing product development and support for our core product offerings.

Depreciation
------------

Depreciation expense has declined reflecting the fact that more capital assets are fully depreciated.

Interest Expense
----------------

Interest expense totaled $119,510 for the three months ended September 30, 2006, an increase of $88,476 or 285.1%, in comparison to $31,034 for the three months ended September 30, 2005. The increased interest expense costs are related to higher debt the Company has incurred and related discount amortization.

Capital Expenditures
--------------------

For the three months ended September 30, 2006, no capital items were purchased. We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results
--------------

The results of operations for the quarter ended September 30, 2006 and September 30, 2005 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had negative working capital of $1,094,741 as compared to negative working capital of $1,085,350 on September 30, 2005. Non-cash current liabilities consists of $170,000 in notes payable which are intended to be settled by conversion to common stock. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the three months ended September 30, 2006, net cash used in operating activities was $56,634, a decrease of $109,558 or 65.9% in comparison to last year's comparable quarter. Net cash expenditures decreased primarily due to increased revenues and reduced external consulting fees paid in comparison to last year's comparable quarter.

Based upon our substantial accumulated losses since inception of $7,799,361, including a loss of $298,158 for the quarter ending September 30, 2006, working capital deficiency of $1,094,741 and stockholders' deficit of $1,426,312 at September 30, 2006, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require between $720,000 to $1,000,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

The successful implementation of our business plan has required, and will require on a going forward basis, sufficient funds to finance (i) continuing ongoing operations, (ii) further development of our software technologies, (iii) settlement of existing liabilities including use of cash and/or issuance of shares, and (iv) possible selective acquisitions of software licenses to achieve the products we believe will be necessary to remain competitive in our selected target markets. There can be no assurance that we will be successful in raising the necessary funds.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

     Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

     During the quarter ending September 30, 2006, we hired Lynne Danis, a Certified Management Accountant (CMA) to serve as Controller. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described in our June 30, 2006 annual report on Form 10-KSB, filed with the Commission on October 13, 2006, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, we issued 62,500 shares of common stock to consultants for services rendered. Theses shares were recorded at their fair value of $11,585. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2006, we issued 239,963 shares of common stock to settle certain accounts payable and accrued expenses. These shares were recorded at their fair value of $45,593. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

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


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: November 20, 2006
-------------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer and Principal Financial and Accounting Officer)