Form 10QSB
period 2006-12-31
GIVEMEPOWER CORP
filed 2007-02-20
CIK 1064722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
    ________________________________________________________________________

                                   FORM 10-QSB
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2006


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

    ________________________________________________________________________

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

Total revenues for the quarter ended December 31, 2006 were $58,068.

As of February 1, 2007 there were 30,313,431 shares of issuer's common stock outstanding.

                             GIVEMEPOWER CORPORATION
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended December 31, 2006
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

ITEM 1.  Financial Statements.

                             GIVEMEPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    December 31,              June 30,
                                                                        2006                   2006
                                                                    -----------            -----------
         ASSETS
Current assets:
 Cash                                                               $   112,583            $    11,535
 Accounts receivable, net allowance for doubtful
  accounts of $1,570 and $5,466, respectively                            12,023                  6,912
 Prepaid expenses                                                         5,579                      -
                                                                    -----------            -----------

  Total current assets                                                  130,185                 18,447

 Property and equipment, net accumulated
  depreciation of $46,463 and $45,500, respectively                       4,297                  2,849
                                                                    -----------            -----------

Total assets                                                        $   134,482            $    21,296
                                                                    ===========            ===========


         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                   $    31,947            $    29,312
 Accounts payable to related parties                                    613,441                620,461
 Accrued expenses                                                       210,019                153,444
 Notes payable                                                           50,829                 52,902
 Notes payable - related parties                                        170,000                170,000
                                                                    -----------            -----------

  Total current liabilities                                           1,076,236              1,026,119

 Notes payable, net discount of $38,331
  and $52,083, respectively                                             253,169                  2,917
 Notes payable - related parties, net discount
  of $845,936 and $906,104, respectively                                354,731                246,563
                                                                    -----------            -----------

Total liabilities                                                     1,684,136              1,275,599
                                                                    -----------            -----------

Commitments and contingencies                                                 -                      -

STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value, 50,000,000
  shares authorized, 30,313,431 and 29,321,338
  shares issued and outstanding                                          30,314                 29,321
 Additional paid-in capital                                           6,459,980              6,072,530
 Other comprehensive income                                             172,539                145,049
 Accumulated deficit                                                 (8,212,487)            (7,501,203)
                                                                    -----------            -----------
  Total stockholders' deficit                                        (1,549,654)            (1,254,303)
                                                                    -----------            -----------

Total liabilities and stockholders' deficit                         $   134,482            $    21,296
                                                                    ===========            ===========

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                              Three                               Six
                                                           Months Ended                       Months Ended
                                                            December 31,                       December 31,
                                                     ---------------------------        --------------------------
                                                        2006              2005             2006             2005
                                                     ---------        ----------        ---------        ---------
Revenues                                             $  58,068        $  60,016         $ 106,922        $  82,241

Operating expenses
    Cost of sales                                       10,698             6,544           14,754            9,601
    Sales and marketing                                 18,462            19,404           34,529           33,497
    General and administrative                         169,384           192,319          326,373          325,346
    R&D - product development                           50,000            50,906          100,000          100,906
    Depreciation and amortization                          376               539              766            1,058
                                                     ---------        ----------        ---------        ---------

    Total operating expenses                           248,920           269,712          476,422          470,408
                                                     ---------        ----------        ---------        ---------

       Net operating loss                             (190,852)         (209,696)        (369,500)        (388,167)

Other expense
    Interest expense                                  (222,274)          (63,219)        (341,784)         (94,253)
                                                     ---------        ----------        ---------        ---------

       Net loss                                      $(413,126)        $(272,915)       $(711,284)       $(482,420)
                                                     =========         =========        =========        =========



Basic and diluted net loss per
    common share                                     $    (.01)        $    (.01)       $    (.02)       $    (.02)



Weighted average common shares
    outstanding                                     29,871,007        28,236,723       29,689,744       27,767,675

                             GIVEMEPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 2006 and 2005
                                   (Unaudited)



                                                                                2006               2005
                                                                             ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (711,284)        $ (482,420)
    Adjustments to reconcile net loss to cash
       used in operating activities:
       Stock issued for services                                                104,745            125,628
       Amortization on debt discounts                                           267,420             46,374
       Depreciation and amortization                                                766              1,058
    Net changes in:
       Accounts receivable                                                       (5,392)           (23,455)
       Prepaid expenses                                                          (5,579)                 -
       Accounts payable and accrued expenses                                    166,006               (863)
       Accounts payable to related parties                                       18,215             81,711
                                                                             ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES                                          (165,103)          (251,967)
                                                                             ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                     (2,333)                 -
                                                                             ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                 236,500                  -
    Proceeds from notes payable - related parties                                48,000            300,000
                                                                             ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       284,500            300,000
                                                                             ----------         ----------

EFFECT OF EXCHANGE RATES ON CASH                                                (16,016)            17,266
                                                                             ----------         ----------

NET CHANGE IN CASH                                                              101,048             65,299
Cash balances
-        Beginning                                                               11,535              3,453
                                                                             ----------         ----------
-        Ending                                                              $  112,583         $   68,752
                                                                             ==========         ==========



Cash paid for:
  Interest                                                                   $        -        $        50
  Income tax                                                                          -                  -


Non-cash investing and financing transactions:

Discount on convertible notes related to
 beneficial conversion feature                                               $  193,500         $  220,000
Shares issued for debt and accounts payable                                      90,197            358,333

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


NOTE 2 - NOTES PAYABLE

Notes payable consists of advances from individual investors and existing shareholders. During the quarter ending December 31, 2006, GiveMePower obtained loans from individual investors and existing shareholders in the amount of $212,500. Under accounting rules proscribed by EITF 00-27, these notes were discounted by $212,500. The discount is amortized over the life of the notes as interest expense. As of December 31, 2006, $121,500 of the discount has been amortized.

As of December 31, 2006, GiveMePower had outstanding convertible loans with the principal amounts totaling $1,492,167. These notes are convertible into approximately 9,718,333 shares of common stock at conversion prices ranging between $0.08 and $0.30 per share. Under generally accepted accounting principles, GiveMePower has recorded the value of the beneficial conversion feature of these convertible notes as a debt discount in the amount of $1,290,183. The remaining debt discount as of December 31, 2006 to be amortized on the convertible notes is $884,267.

A summary of notes payable with beneficial conversion features is as follows:

                                                Notes
                                               entered
                                              into this       Prior
                                               quarter        notes            Total
                                          ------------   ------------    --------------
Notes payable - third parties:
    Amount of proceeds received           $    212,500   $     79,000    $      291,500
    Amount of discount                        (121,500)       (79,000)         (200,500)
    Discount amortization through
        December 31, 2006                      121,500         40,669           162,169
                                          ------------   ------------    --------------
Net amount as of December 31, 2006        $    212,500   $     40,669    $      253,169
                                          ============   ============    ==============







Notes payable - related parties:
    Amount of proceeds received           $          -   $  1,200,667    $    1,200,667
    Amount of discount                               -     (1,089,683)       (1,089,683)
    Discount amortization through
        December 31, 2006                            -        243,747           243,747
                                          ------------   ------------    --------------
Net amount as of December 31, 2006        $          -   $    354,731    $      354,731
                                          ============   ============    ==============

NOTE 3 - COMMON STOCK

For the six months ended December 31, 2006, GiveMePower issued:

     o 490,000 shares of common stock to consultants for their services. These shares were recorded at their fair value of $104,745.

     o 502,345 shares of common stock to settle certain accounts payable and accrued expenses. These shares were recorded at their fair value of $90,197.

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

COMPARISON OF RESULTS

Results of Operations for the Three and Six Months Ended December 31, 2006 and December 31, 2005.

The net loss for the three months ended December 31, 2006 was $413,126, an increase of $140,211 or 51.4%, in comparison to $272,915 for the three months ended December 31, 2005. The net loss for the six months ended December 31, 2006 was $711,284, an increase of $228,864 or 47.4%, in comparison to $482,420 for the six months ended December 31, 2005. The higher loss for the three and six months ended December 31, 2006 is attributed primarily to significantly higher interest expense costs due to higher debt we have incurred. Specific details of these changes are discussed below.

REVENUES

Revenues for the three months ended December 31, 2006 were $58,068, a decrease of $1,948 or 3.2%, in comparison to $60,016 for the three months ended December 31, 2005. The decrease in sales is attributed to delays in releasing updated versions of our software for compatible use with the latest Microsoft mobile/handheld operating systems.

Revenues for the six months ended December 31, 2006 were $106,922, an increase of $24,681 or 30.0%, in comparison to $82,241 for the six months ended December 31, 2005. The increase in revenues for the current six months ended December 31, 2006 is primarily attributed to higher sales of PowerCAD SiteMaster 3 software and related computer hardware during the first three months of our fiscal year.

We plan to increase revenues in future periods through the establishment of a technical services division and/or wholly-owned subsidiary for us, whereby we engage and deploy skilled technicians and engineers to consult on enterprise, government and other client projects, providing; 1) expert training on effective use and deployment of our unique software and integrated software/hardware solutions, and, 2) performing onsite building surveying for clients and on projects by utilizing our unique software and integrated software/hardware solutions.

OPERATING EXPENSES

Cost of Sales
-------------

Cost of sales for the three months ended December 31, 2006 were $10,698, an increase of $4,154 or 63.5%, in comparison to $6,544 for the three months ended December 31, 2005. Cost of sales for the six months ended December 31, 2006 were $14,754, an increase of $5,153 or 53.7%, in comparison to $9,601 for the six months ended December 31, 2005. Higher cost of sales for the three and six month periods ending December 31, 2006 are attributable to increased costs relating to the purchase of hardware which was bundled and sold with our software.

Selling, Sales and Marketing
----------------------------

Selling, sales and marketing expenses for the three months ended December 31, 2006 were $18,462, a decrease of $942 or 4.9%, in comparison to $19,404 for the three months ended December 31, 2005. Selling, sales and marketing expenses for the six months ended December 31, 2006 were $34,529, a decrease of $1,032 or 3.1%, in comparison to $33,497 for the six months ended December 31, 2005.

Sales and marketing expenses have remained flat during the comparable 2006 and 2005 periods. However, we anticipate sales and marketing expenses to increase in coming quarters in conjunction with increased sales and marketing efforts which we believe will be required to increase sales of core product updates presently under development to achieve compatibility with the latest Microsoft mobile, handheld and desktop operating systems, and in anticipation of increased sales and marketing efforts which we believe will be required for a planned technical services division and/or subsidiary.

General and Administrative
--------------------------

General and administrative expenses for the three months ended December 31, 2006 were $169,384, a decrease of $22,395 or 11.9%, in comparison to $192,319 for the three months ended December 31, 2005. General and administrative expenses for the six months ended December 31, 2006 were $326,373, a decrease of $1,027 or 0.3%, in comparison to $325,346 for the six months ended December 31, 2005.

Decreases in general and administrative expenses during the three and six months ended December 31, 2006 as compared to the same period last year, are primarily attributed to a decrease of $40,000 in expenditures relating to external financial consulting services made in the form of common shares, offset by increased expenditures relating to annual director fee payments to three directors made in the form of common shares and retention bonuses made to three senior company management consultants made in the form of common shares.

R&D - Product Development
-------------------------

Product development expenses for the three months ended December 31, 2006 were $50,000, a decrease of $906 or 1.8%, in comparison to $50,906 for the three months ended December 31, 2005. Product development expenses for the six months ended December 31, 2006 were $100,000, a decrease of $906 or 0.9%, in comparison to $100,906 for the six months ended December 31, 2005. Product development costs are incurred as a result of our obligation to make minimum quarterly payments to GiveMePower GmbH, in return for ongoing development and supply of core technologies contained in our primary PowerCAD(R)-branded software product offerings, and related technical support thereof.

Depreciation
------------

Depreciation expense has declined reflecting the fact that more capital assets are fully depreciated.

Interest Expense
----------------

Interest expense for the three months ended December 31, 2006 was $222,274, an increase of $159,055 or 251.6%, in comparison to $63,219 for the three months ended December 31, 2005. Interest expense for the six months ended December 31, 2006 was $341,784, an increase of $247,531 or 262.6%, in comparison to $94,253 for the six months ended December 31, 2005. Increased interest expense costs are related to higher debt we have incurred and related carrying costs.

Capital Expenditures
--------------------

For the three months ended December 31, 2006, capital items of $2,333 were purchased . We expect to incur future capital expenditures for office furniture and computer equipment if and when we hire new employees and/or expand our operations.

Future Results
--------------

The results of operations for the three and six months ended December 31, 2006 and December 31, 2005 presented above are not necessarily indicative of the results to be expected for upcoming fiscal quarters or years and will depend on a number of factors including, but not limited to, the following: timing of launch, access to capital, competition, market penetration, market acceptance, and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had negative working capital of $946,051 as compared to negative working capital of $1,007,672 on June 30, 2006. Long-term liabilities consist of $607,900 in notes payable which are intended to be settled by conversion to common stock. We will continue to rely on external sources of capital to finance the execution of our business plan. We do not have any firm commitments to raise additional capital nor is there any assurance additional capital will be available at acceptable terms. We continue to seek additional sources of funding for working capital purposes.

For the three months ended December 31, 2006, net cash used in operating activities was $165,103, a decrease of $86,864 or 34.47%, in comparison to $251,967 for the three months ended December 31, 2005. Net cash expenditures decreased primarily due to reduced external consulting fees paid in comparison to last year's comparable quarter.

Based upon our substantial accumulated losses since inception of $8,212,487, including a loss of $413,126 for the three months ended December 31, 2006, working capital deficiency of $946,051 and stockholders' deficit of $1,549,654 at December 31, 2006, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern. We anticipate that we will require from $720,000 to $1,000,000 to fund our continued operations for the next twelve months, depending on revenues derived from operations.

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

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

     Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In addition to legal proceedings as described in our June 30, 2006 annual report on Form 10-KSB, filed with the Commission on October 13, 2006:

On January 25, 2007, we filed a civil complaint against Pace Compumetrics, Inc. "(Pace") in the United States District Court for the Southern District of California, arising out of Pace's breach of an Agreement for Professional Services (the "Agreement"), entered into between Pace and us on December 13, 2006. We seek unspecified damages against Pace for breach of contract, intentional interference with contract and prospective economic relations, among other causes of action. Pace has not yet responded to the complaint or otherwise appeared in the lawsuit. The outcome of this litigation is unforeseeable at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, we issued 427,500 shares of common stock to consultants for services rendered. Theses shares were recorded at their fair value of $93,160. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

During the three months ended December 31, 2006, we issued 262,382 shares of common stock to settle certain accounts payable and accrued expenses. These shares were recorded at their fair value of $44,605. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

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


GiveMePower Corporation
(Registrant)

By: /s/ WILLIAM V. WALTON                            Dated: February 20, 2007
-------------------------
William V. Walton
Director, Chief Executive Officer, President And Acting Treasurer and Secretary (As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer and Principal Financial and Accounting Officer)