Form 10-K
period 2019-12-31
GIVEMEPOWER CORP
filed 2020-06-01
CIK 1064722

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☑              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-67318

GIVEMEPOWER CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0291528
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

370 Amapola Ave., Suite 200A
Torrance, California	90501
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 895-1839

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of December 31, 2019, the Company had 18,894,381 common shares held by non-affiliates. The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $377,888 using the average bid and ask price on that day of $0.0200.

Number of shares outstanding of the registrant’s common stock as of December 31, 2019:  27,724,684 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

GIVEMEPOWER CORPORATION, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Form 10-K Item Number :		Page No.

PART I

Item 1.	Business	1

Item 1A.	Risk Factors	5

Item 1B.	Unresolved Staff Comments	28

Item 2.	Properties	28

Item 3.	Legal Proceedings	28

Item 4.	Mine Safety Disclosures	29

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Selected Financial Data	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 8.	Financial Statements and Supplementary Data	18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19

Item 9a.	Controls and Procedures	19

Item 9b.	Other Information	19

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	20

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions, and Director Independence	23

Item 14.	Principal Accountant Fees and Services	24

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

Signatures		26

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

ITEM 1.	BUSINESS

Business Overview

GiveMePower Corporation empowers community-based businesses and entrepreneurs to invest in, and revitalize their communities, creating sustainable jobs and wealth for residents of those communities. GiveMePower is a community-based private equity firm and hedge fund focused on owning and holding properties, assets, and investments in private and public businesses through: (1) acquiring, rehabilitating and reutilizing dilapidated or abandoned properties; (2) acquiring and restructuring troubled businesses; (3) socially conscious venture capital activities; (4) opportunistic private equity activities; (5) job-creating and community-empowering investments; and (6) general business-process-improvement through partnerships, mergers and acquisitions and (re)capitalizations.  We seek to buy entire or controlling stakes in companies with undervalued businesses, restructure the businesses, and sell the shares for profit or hold it for cash flow.

The Company acquires controlling interests in businesses that operate in industries with long-term macroeconomic growth opportunities, positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence, and have strong management teams largely in place.  The Company seek to acquire under-managed or under-performing businesses that can be improved under the guidance of our management team. We expect to improve the businesses we acquire over the long term through organic growth opportunities, add-on acquisitions, and operational improvements.

We are tirelessly focused on building value within our portfolio businesses for our investors with the aim to sustain and create jobs in America and around the world. We respect quality, sound management, and transparency. We aim to reinvigorate iconic American brand names that have produced historic and quality products. We perceive value where others in the industry cannot and create significance from that which others would liquidate. We invest in businesses that have legacy products and hold important positions in the community, but have been left behind – whether due to the absence of technology, a dearth of capital or an inability to adapt to shifting markets – and we walk the path of change and innovation to establish vibrancy and status in these forgotten companies.  We utilize our community-centered and cost-management business process model to grow our capital base and achieve long-term growth. We operate a multi-stage investment approach with an emphasis on running acquired businesses more efficiently, giving employees a more conducive and friendly workplace. We add value to shareholders by identifying and reducing excesses and also identifying and executing growth strategies in companies we control.

Business History

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001 to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States. The PubCo has been dormant and non-operating since year 2009. PubCo is a public reporting company registered with the Securities Exchange Commissioner (“SEC”). In November 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since November 2009.

On December 31, 2019, PubCo sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge. As a result, Alpharidge become a wholly owned subsidiary of PubCo as of December 31, 2019.

The transaction above will be accounted for as a “reverse merger” and recapitalization amongst PubCo, Goldstein, and Alpharidge since the stockholders of Alpharidge will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity immediately following the completion of the transaction, the stockholders of PubCo will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and PubCo’s senior management will dominate the management of the combined entity immediately following the completion of the transaction. Accordingly, Alpharidge will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the PubCo. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Alpharidge and are recorded at the historical cost basis of Alpharidge. As a result, Alpharidge is the surviving company and the financial statements presented are historical financial accounts of Alpharidge.  Following the transaction, the Company appointed Mr. Frank I Igwealor as President and CEO.

The financial statements of the Company include its wholly owned subsidiary of Alpharidge.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

The Company’s main telephone number is (310) 895-1839.

Current Business and Organization

The Company, through its wholly owned subsidiary, Alpharidge Capital, LLC, has two distinct lines of businesses that comprise of the following:

•         Acquisition of private and public companies and investments in securities, warrants, bonds, or options of public and private companies in various industries but focusing on specialty biopharmaceutical companies through brokerage firm, TD Ameritrade; and

•         Investments in real estate – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. Alpharidge’s property development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Alpharidge did not have any investments in real estate as of and for the years ended December 31, 2019.

Biopharmaceutical Investments

Our specialty biopharmaceutical investment portfolio is focused on building portfolio of viable biopharmaceutical businesses and operations with interests on commercializing novel products that address significant patient needs. The Company invests mainly in research-based biopharmaceutical company, discovers, develops, and commercializes medicines in the areas of unmet medical needs in the United States, Europe, and internationally.  Once we have accumulated or built sufficient biotechnology assets under management, we to become vertically integrated biopharmaceutical holdings with operational capacity to turnaround distressed biotech companies, such as those that failed 2nd and 3rd phase of clinical trials.  We intend to build upon a cost-conscious financial model designed to control/reduce cost, streamline operations, manage and improve the fortunes of distressed / failed biopharma businesses on lean budget. The company makes concentrated direct investments in these distressed biopharma businesses through the public market as well as through the private market channels.

Event-Driven Investments Operations

The Company also engages in opportunistic private equity activities and event-driven investment management operation that invests in equities, warrants, bonds and options of public and private companies in America and across the globe.

Opportunistic private equity activities: Our private equity primarily focuses on local businesses and real estate:   (1) Private Equity.   We intend to pursue private equity transactions across the United States including leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries; and (2) Real Estate.   We intend to make investments in lodging, urban office buildings, residential properties, distribution and warehousing centers and a variety of real estate assets and operating businesses. Our planned real estate operation will have a macro approach, diversified across a variety of sectors and geographic locations.

We identify and acquire businesses which fit our investment/acquisition criteria, then restructure the businesses or improve their operations and sell them for profit or hold them for cash flow.   We intend to acquire and operate small-to-middle market businesses, properties and assets in select industries and communities or “emerging domestic markets” for direct acquisitions or investments in equity or debt.  We will seek to acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us an attractive purchaser of their businesses. We will also seek to acquire under-managed or under-performing businesses that we believe can be improved under the guidance of our management team and the management teams of the businesses that we will acquire in the future. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

We plan to utilize our community-centered and cost-management business process model to grow our capital base and achieve a long-term growth. We intend to operate a multi-stage investment approach with emphasis on running acquired businesses more efficiently, giving employees more conducive and friendly workplace and adding value to shareholders by identifying and reducing excesses and also identifying and executing growth strategies in companies we control.  The company intends buy entire or controlling stake in companies with undervalued businesses, restructure the businesses, and sell the same for profit or hold it for cash flow.

Event-Driven Investments:    We keep no less than 10% of our total assets in liquid investments portfolio.  This portfolio is actively managed by our directors and officers and invest primarily in equity investments on a long and short basis.  Our Investments platform is intended to provide us greater levels of liquidity and current income.

Hedge Fund.   We intend to seed proprietary trading entities and person to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds operation.  Where necessary, we would create bona-fide hedge funds to operate on behalf of the company.  These entities and persons so seeded would pursue real-market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

GiveMePower Corporation is Not an Investment Company Under the 1940 Act

Our investments and proprietary activities is incidental to our cash management policy, which requires that we actively invest our excess cash into stocks, bonds and other securities through a proprietary trading account established with one of the major stock brokerages.

If above trading activity is our primary business plan, we would be deemed to be an Investment Company. A person will generally be deemed to be an "investment company" for purposes of the 1940 Act if:

• it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

• absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we will be engaged primarily in the business of acquiring businesses and investing in businesses with the intent to gain control of the investee in other to implement our turnaround business-process improvement on the acquired business.  We do not primarily intend to engage in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our business platform will be properly characterized as income earned from net revenue of in exchange for the provision of services. We intend to hold ourselves out as a business acquirer and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that GiveMePower is, or following this offering will be, an "orthodox" investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above.  Furthermore, we do not believe GiveMePower  is, or following this offering will be, an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that GiveMePower   will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause GiveMePower to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with other businesses and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

Our plan to continue as a going concern is to reach the point where we are generating sufficient revenue from our operations to meet our obligations on a timely basis.

In general, GiveMePower Corporation focuses on the acquisition of undervalued biotechnology companies especially those that failed 2nd and 3rd phase of clinical trials, where time, capital and sound strategy can rescue a business and restore value, preserving jobs in America and around the world while simultaneously providing demonstrated returns to investors. GiveMePower Corporation believes that making money and making the world a better place are not mutually exclusive concepts. The firm offers a unique approach that combines innovative financial models, restructuring techniques and the operational expertise necessary to rebuild businesses facing complex problematic circumstances.

Challenging conditions often mean the need to improve operations from the ground up; the situations require equal concentration and adeptness between financial engineering and operational execution. GiveMePower Corporation is focused on running businesses more efficiently, giving employees conducive and friendly workplace and adding value to shareholders by reducing operational excesses by eliminating inefficient use of resource; and identifying and executing growth strategies in companies it controls.  Thus, the company rescues, restructures and breathes new life into biotechnology companies left for dead.   The company buys entire or controlling stake in companies with undervalued businesses/assets, transform the businesses and sell the same for profit or hold it for long term.

Our plan for operation is to reach the point where we are generating sufficient revenue from our acquired businesses to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to continue our proprietary trading.

While we are waiting to raise adequate capital to finance our business plan, we intend to continue operating a consulting and advisory services business with plans to acquire small to medium size businesses in a variety of industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of creating sustainable earnings growth for our shareholders and increasing shareholder value over time through investments in assets, projects and businesses build healthy communities where every-day Americans live and work.

We are a small company with limited resources, capital base, and insignificant revenue from operations, minimal assets to generate future revenue.

Size of Our Market Opportunity

Biopharmaceuticals are substances that are produced using living organisms, such as microorganisms and animal cells, and have a high-therapeutic value. These large and complex molecular drugs are also known as biologics and biotech drugs. The global biopharmaceuticals market accounted for $186 billion in 2017, and is projected to reach $526 billion by 2025, registering a CAGR of 13.8% from 2018 to 2025.

The global biopharmaceuticals market is driven by various factors, such as increase in elderly population, surge in prevalence of chronic diseases such as cancer and diabetes, and increase in adoption of biopharmaceuticals globally. Furthermore, rise in strategic collaborations among biopharmaceuticals companies is also anticipated to supplement the growth of the biopharmaceuticals industry.

High costs associated with drug development and their threat of failure are factors anticipated to restrain the growth of the global biopharmaceuticals market. Conversely, emerging economies, such as India and China, are anticipated to provide lucrative growth opportunities to the key players involved for business expansion in the global biopharmaceuticals market during the forecast period.

The global biopharmaceuticals market is segmented based on type, application, and region. On the basis of type, the market is divided into monoclonal antibody, interferon, insulin, growth and coagulation factor, erythropoietin, vaccine, hormone, and others. By application, it is categorized into oncology, blood disorder, metabolic disease, infectious disease, cardiovascular disease, neurological disease, immunology, and others. Region-wise, it is analyzed across North America, Europe, Asia-Pacific, and Latin America Middle East and Africa (LAMEA).

We believe that the financial engineering functionalities and operational management capabilities offered by our management team position us to benefit from this growing market. Further, as we plan to grow our team, we believe that we may have opportunities to capitalize on the short-term failures of several biopharmaceutical businesses to acquire valuable assets on the cheap and then derive value by applying our proprietary financial and operational model.

Our Products

Currently, only one (1) of our business lines is operational. Our investments, proprietary trading activities and possible hedge fund services. Our investment and trading architecture can easily extend through acquisition and operational improvement.

Key Benefits of Our lines of businesses

 Biopharmaceutical.  We want to build a portfolio of viable biopharmaceutical operations that commercialize novel products that address significant patient unmet needs.

Private Equity.   Our leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries, would not only create new jobs in distressed neighborhoods of the United States, but would create wealth for our employees and investors..

Real Estate.   Our planned real estate operation will have a macro approach, diversified across a variety of sectors and geographic locations.  This operation will revitalize dilapidated neighborhoods and profitably redeploy empty warehouses in distressed urban and suburban neighborhood across the land.

Investments.   For liquidity and cash management purposes, we intend to keep about 10% of our total assets in liquid investments portfolio.  This portfolio will be actively managed by our directors and officers and will invest primarily in equity investments on a long and short basis.  Our Investments platform is intended to provide us greater levels of liquidity and optimal cash management options.

Hedge Fund.   We intend to seed proprietary trading entities and person to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds operations.  Where necessary, we would create bona-fide hedge funds to operate on behalf of the company.  These entities and persons so seeded would pursue real-market transactions across the United States including leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries.

Our Growth Strategy

Strategy

Strategically, the company intends to be a pragmatic acquirer/investor that acquires companies with high growth/significant profitability prospects and strong cash flow characteristics but lacked the necessary expertise and skill-sets to position the company for growth and significant profitability. GiveMePower Corporation focuses on sectors and businesses in which it can implement changes and execute agendas effectively within a given time period.  Major targets include Wholesale, distribution, retail, medical, automotive, energy, power, healthcare, industrial, infrastructure, real estate, telecommunications, emerging technology, and media businesses.

Our process involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring a company we will attempt to grow the company both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, grow distributions to our shareholders and to increase shareholder value. We believe we can increase the cash flows of our businesses by applying our intellectual capital to continually improve and grow our future businesses.

We will seek to acquire and manage small to middle market businesses, which we generally characterize as those that generate annual cash flow of up to $10 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We also believe that significant opportunities exist to improve the performance and augment the management teams of these businesses upon their acquisition.  We will rely on the expertise of our management team to identify opportunities and acquire entire or controlling interest in companies with high growth/significant profitability prospects and strong cash flow characteristics but lacked the necessary financial and operational expertise and skill-sets to realize their full potentials.  The targets will be dynamic businesses in their respective industries with very good EBDITA and strong operation, but just needed the right financial tune-up and composite restructuring to run better operatively and at optimal significant profitability.  The company intends to apply its optimized cost management/control program to acquired/controlled companies, to realize leaner and more efficient operation and better significant profitability.

Our Management Strategy

Our edge is the ability to leverage the expertise of our key managers in cost control, process improvement, and synergetic collaboration across businesses and industries to create value, improve margins, and optimize overall performance of acquired companies. GiveMePower Corporation adopts a conservative approach to acquisitions and investment; it normally considers companies that sell close to or below their industry average multiples for investment or acquisition.   GiveMePower Corporation also seeks and acquires assets and businesses that help it achieve vertical integration in its industry.

We will build a team talented in synchronizing optimized business processes across industries and disciplines from target identification, due diligence, through portfolio company restructuring, resulting in better resources allocation and cash-flow, higher significant profitability, and superior returns to shareholders and investors.   In general, our officers will oversee and support the management team of our acquired businesses by, among other things:

  recruiting and retaining talented managers to operate our future businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;
  regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;
  assisting management of our businesses in their analysis and pursuit of prudent organic growth strategies;
  identifying and working with management to execute on attractive external growth and acquisition opportunities;
  identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;
  providing the management teams of our future businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and
  forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

We believe that our long-term perspective provides us with certain additional advantages, including the ability to:

  recruit and develop talented management teams for our future businesses that are familiar with the industries in which our future businesses operate and will generally seek to manage and operate our future businesses with a long-term focus, rather than a short-term investment objective;
  focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;
  create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;
  achieve exposure in certain industries in order to create opportunities for future acquisitions; and
  develop and maintain long-term collaborative relationships with customers and suppliers.

We intend to continually increase our intellectual capital as we operate our businesses and acquire new businesses and as our management team identify and recruit qualified employees for our businesses.

Acquisition Strategy

In general, GiveMePower Corporation will focuses on the acquisition of undervalued companies where time, capital and sound strategy can rescue a business and restore value, preserving jobs in America and around the world while simultaneously providing demonstrated returns to investors. GiveMePower Corporation believes that making money and making the world a better place are not mutually exclusive concepts. The firm offers a unique approach that combines innovative financial models, restructuring techniques and the operational expertise necessary to rebuild businesses facing complex problematic circumstances.

We use conservative approach to acquisitions and investment.  We consider companies that sell at close or below their book values.  Our acquisition strategies involve the acquisition of businesses in various industries that we expect will produce positive and stable earnings and cash flow, as well as achieve attractive returns on our investment. In so doing, we expect to benefit from our management team’s ability to identify diverse acquisition opportunities in a variety of industries, perform diligence on and value such target businesses, and negotiate the ultimate acquisition of those businesses. We believe our Chief Executive Officer has relevant experience in managing small to middle market businesses. We also believe that based on his experience and qualifications, our Chief Executive Officer will be able both to access a wide network of sources of potential acquisition opportunities and to successfully navigate a variety of complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. In addition, we intend to pursue acquisitions of under-managed or under-performing businesses that, we believe, can be improved pursuant to our management strategy.

We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices relative to larger market transactions.  We intend to generate sustainable returns to our investors on investments while at the same time helping to rebuild communities across the United States.  To achieve this goal we intend to implement a platform similar to a vertically integrated distressed private equity company with in-house operational turnaround expertise capable of managing and transforming the fortunes of distressed companies we intend to acquire.

In addition to acquiring businesses, we expect to also sell businesses that we own from time to time when attractive opportunities arise. Our decision to sell a business will be based on our belief that the return on the investment to our shareholders that would be realized by means of such a sale is more favorable than the returns that may be realized through continued ownership. Our acquisition and disposition of businesses will be consistent with the guidelines to be established by our company’s board of directors from time to time.

Provided we can raise additional funds, in the future, we intend to expand the geographic footprint of our business to include states outside California.

Competition

Our business is highly competitive.   We are in direct competition with more established private equity firms, private investors and management companies.   Many management companies offer similar products and services for business rollups and consolidations.  We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations and restructuring efforts.  These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition and promotion.

Increased competition could result in us failing to attract significant capital or maintaining them.  If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

We hope to maintain our competitive advantage by keeping abreast of market dynamism that is face by our industry, and by utilizing the experience, knowledge, and expertise of our management team.   Moreover, we believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses.   However, we may be subject to the rules governing acquisition and disposition of businesses, real estates and personal properties in each of the state where we have our operations.  We may also be subject to various state laws designed to protect buyers and sellers of businesses.   We cannot predict the impact of future regulations on either us or our business model.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property.   We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

3

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of December 31, 2019, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

The Company has no written employment contract or agreement with any person. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change in the event that we are able to secure financing through equity or loans to the Company.  As our company grows, we expect to hire more full-time employees.

ITEM 1A.	RISK FACTORS

We are subject to those financial risks generally associated with development stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the private equity industry.

In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

Risks Relating to Our Business and Industry

1.       We are a small company with limited history and we may not be able to manage our future businesses on a profitable basis.

As the result of the transaction consummated on December 31, 2019, Alpharidge Capital LLC became the Company’s wholly owned operating subsidiary and the business of Alpharidge Capital LLC became the Company’s sole business operations.  Our management team will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

2.      We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations in the future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

3.      If we fail to develop and commercialize new products or expand the indications for existing products, our prospects for future revenues and our results of operations may be adversely affected.

The success of our biopharmaceutical business depends on our ability to introduce new products as well as expand the indications for our existing products to address areas of unmet medical need. The launch of commercially successful products is necessary to cover our substantial R&D expenses and to offset revenue losses when our existing products lose market share due to various factors such as competition and loss of patent exclusivity, as well as to provide for the growth of our business. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment. For example, see “We face risks in our clinical trials, including the potential for unfavorable results, delays in anticipated timelines and disruption, which may adversely affect our prospects for future revenue growth and our results of operations.” We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful. Failure to launch commercially successful new products or new indications for existing products could have a material adverse effect on our future revenues, results of operations and long-term success.

4.       We  may in the future engage in, business acquisitions, licensing arrangements, collaborations, disposals of our assets and other strategic transactions, which could cause us to incur significant expenses and could adversely affect our financial condition and results of operations.

We may in the future engage in, business acquisitions, licensing arrangements, collaborations, disposals of our assets and other transactions, as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. For example, if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We also may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities.

5.       We have reported limited revenue and net profits, and there can be no assurance that we will ever generate significant revenue or net income.

We have limited operating history upon which an evaluation of our future prospects can be made. For the year ended December 31, 2019, we have reported net profit of $6,188.  Our prospects of generating significant revenue and becoming a profitable company must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the mergers, acquisition and turnaround industry.   No assurance can be given that we will have significant net income in future periods or ever generate significant revenue.  Our ability to achieve and maintain significant profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure adequate financing for our acquisitions and investments, identify attractive targets, attract managerial talents and produce effective business-turnaround models for the businesses we acquire. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of the outstanding shares of our common stock.

6.       We have little or limited operating history and relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

You must consider our business and prospects in light of the risks and difficulties we will encounter as a small company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

7.       Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments, reducing the ability of the portfolio companies we acquire to raise or deploy capital and reducing the volume of the transactions involving acquisitions, restructuring and turnaround, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition.

Our business will be materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. In the event of a market downturn, each of our businesses could be affected in different ways. Our significant profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

Our investment activities may be affected by reduced opportunities to exit and realize value from businesses and by the fact that we may not be able to find suitable investments for our officers to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns in a particular sector, companies in which we invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our investments, assets and operating results. A general market downturn, or a specific market dislocation, may result in lower return on investment, which would adversely affect our revenues. Furthermore, such conditions would also increase the risk of default with respect to our mezzanine debt investments.

8.       Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

 We will need additional cash to fund our operations on an ongoing basis.   Our capital needs will depend on numerous factors, including market conditions and our significant profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund acquisitions, investments, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

 If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

9.       Having only two directors limits our ability to establish effective independent corporate governance procedures.

We have only two directors who also serve as the Company’s officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our president, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

10.    Our officers and directors have relevant, but limited experience in the mergers, acquisition and turnaround industry, which could prevent us from successfully implementing our business plan, and impede our ability to earn revenue.

Our officers and director relevant, but limited practical experience in the biopharmaceutical industry, mergers, acquisition and business turnaround; they have worked alongside others in a team environment to successfully manage other businesses, mergers, acquisition and turnaround opportunities. Our managements’ limited experience could hinder their ability to successfully develop strategies that will result in successful operation, or to secure acquisition/investment financing. It is likely that our management's limited experience with mergers, acquisition, turnaround and financing could hinder our ability to earn significant revenue. Each potential investor must carefully consider the limited experience of our officers and director before purchasing our common stock.

11.    Key management personnel may leave us, which could adversely affect our ability to continue operations.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, we are entirely dependent on the efforts of Frank Igwealor, our president and chief executive officer and Managing Director. The loss of our officers and President and CEO, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. We believe that we have made all commercially reasonable efforts to minimize the risks attendant with the departure by key personnel and we plan to continue these efforts in the future. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. Mr. Igwealor has been, and continues to expect to be able to commit approximately 15 hours per week of his time, to the development of our business plan in the next six months. If he is required to spend additional time with his outside employment, he may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in business failure.

We do not maintain key person life insurance on our officers and President and CEO.  The loss of any of our management or key personnel could seriously harm our business.

12.    Our future success is dependent on our employees and the management team of our target businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

The future success of our businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a holding-company-subsidiary basis, each subsidiary being run by independently, primarily relying on their existing management teams for management of our businesses’ day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our future businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

In addition, we may have difficulty effectively integrating and managing future acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

13.    If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our future performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we are aware that our competitors will directly target our employees. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We intend to develop and maintain a rigorous, highly selective and time-consuming hiring process. We believe that our planned approach to hiring will significantly contribute to our future success. As we execute our business plan, our hiring process may prevent us from hiring the personnel we need in a timely manner.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to operate effectively.

14.    If we are unable to provide future officers with sufficient equity interests in our business to the same extent or with the same tax consequences as our existing officer, we may not be able to retain or motivate key personnel or hire qualified personnel.

Our most important asset is our people, and our success will be highly dependent upon the efforts of our officers, directors and other professionals. Our future success and growth will depend to a substantial degree on our ability to retain and motivate our officers, senior managers and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new officers.

We might not be able to provide future officers with sufficient equity interests in our business to the same extent or with the same tax consequences as our existing officers. Therefore, in order to recruit and retain existing and future officers, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new officers over time, we may increase the level of compensation we pay to our officers, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our significant profitability. In addition, issuance of equity interests in our business to future officers would dilute existing public shareholders’ stake.

We plan to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. The effects of becoming public, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

15.    Because we intend to make equity awards to our employees on an ongoing basis, these equity awards to employees will be dilutive to the book value of investors’ shares of our common stock.

We intend to make equity awards to all of our employees on an ongoing basis as an incentive to unlock the talents and dedication of all of our employees to contribute to our success.   These ongoing equity awards to employees will be dilutive to the book value of investors’ shares of our common stock.  These equity awards will surely result in dilution to investors.  “Dilution” represents the difference between the selling price of the shares of our common stock and the net book value per share of common stock. "Net book value" is the amount that results from subtracting total liabilities from total assets.

16.    Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Finra rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

17.    Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.   In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.   We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of an issuer’s internal controls over financial reporting.   Responsibility for all accounting issues at present rest with Mr. Igwealor, our President, Chief Executive Officer and Chief Financial Officer, which may be deemed to be inadequate.   Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate.   In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.   Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information.

18.    If we are unable to obtain additional funding our business operation will be harmed; and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2019, we had $500 of cash on hand. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

19.    In the future we may seek additional financing through the sale of our common stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this registration statement of which this prospectus is a part, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

20.    Our use of leverage to finance our business will expose us to substantial risks, which are exacerbated by our use of leverage to finance investments.

It is our intention to eventually use a significant amount of borrowings to finance our business operations as a public company.  That will expose us to the typical risks associated with the use of substantial leverage, including those discussed below under. These risks are exacerbated by our use of leverage to finance acquisitions and investments. Our use of substantial leverage as a public company, coupled with the leverage to be used by many of our portfolio businesses to finance operations and investments, could also stop us obtaining a decent credit ratings from the rating agencies, which might well result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way.

21.    Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Because many of the private equity and real estate investments we intend to make would rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's or real estate asset's total debt and equity capitalization, including debt that may be incurred in connection with the investment. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

Ownership or investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

•         give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity's ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•         limit the entity's ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;

•         limit the entity's ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•         limit the entity's ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

The mezzanine finance component of our business plan may choose to use leverage as part of its investment programs and regularly borrow a substantial amount of the capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the portfolio.  We may borrow money from time to time to purchase or carry businesses, properties or securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the businesses, properties or securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause our enterprise value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, our enterprise value could also decrease faster than if there had been no borrowings.

Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

22.    The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with that investment.

Before we acquire any business or make private equity and other investments, we intend to conduct due diligence that is deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

23.    We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

We have been formed to acquire and manage small to middle market businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we may need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be fair or appropriate in order to remain competitive. Alternatively, we may determine that we cannot pursue on a cost effective basis what would otherwise be an attractive acquisition opportunity.

24.    We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy.

In order to make future acquisitions, we intend to raise capital primarily through debt financing at our company level, additional equity offerings, the sale of equity or assets of our businesses, offering equity in our company or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at our company level. The sale of additional common shares will also be subject to market conditions and investor demand for the common shares at prices that may not be in the best interest of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy.

25.    We may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our shareholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this prospectus. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, or subject us to other risks and uncertainties that affect our operations and significant profitability.

26.    Our community-empowerment and job-creation projects involves investments in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

We intend to make most of our community-empowerment and job-creating investments in private businesses whose securities are not publicly traded. In many cases, these investments may remain illiquid for a period of time. We will generally not be able to easily exit from such investment until the investee’s securities are registered under applicable securities laws, or unless an exemption from such registration is available. Our ability, particularly our private equity operation’s, to dispose of investments will be heavily dependent on the public equity markets.  Even when investee’s securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, we may be forced to either sell securities at lower prices than we would have expected to realize or defer—potentially for a considerable period of time—sales that we had planned to make. We intend to make significant principal investments in our community-empowerment and job-creation projects. Contributing capital to these investments is risky, and we may lose some or the entire principal amount of our investments.

27.    Our community-empowerment and job-creation projects may sometimes make investments in companies that we do not control.

Our community-empowerment and job-creating investments will often include debt instruments and equity securities of companies that we do not control. We may acquire such instruments and securities primarily through purchases of securities from the issuer. In addition, we may dispose of a portion of our majority equity stake in portfolio community-empowerment and job-creation businesses over time in a manner that results in GiveMePower Corporation retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our community-empowerment and job-creation interests. If any of the foregoing were to occur, we may be forced to liquidate our investments prematurely and our financial condition, results of operations and cash flow could suffer as a result.

28.    In the future, we will seek to enter into a credit facility to help fund our acquisition capital and working capital needs. This credit facility may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for distributions to our shareholders.

Following the identification of a platform acquisition, we will seek to enter into a credit facility with a third party lender. Our proposed third-party credit facility will likely require us to pay a commitment fee on the undrawn amount. Our proposed third-party credit facility will contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lender could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt may be secured by our assets, including the stock we may own in businesses that we may acquire in the future and the rights we have under intercompany loan agreements that we may enter into in the future with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we may acquire in the future and distributed or paid to our company. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

29.    System failures could harm our business.

Our systems may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunication failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. Some of our data centers may be located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable.

30.    Operational risks may disrupt our businesses, result in losses or limit our growth.

We may rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage.

In addition, we plan to operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Finally, we may rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds' operations and could impact our reputation and hence adversely affect our businesses.

31.    Acquisitions could result in operating difficulties, dilution and other harmful consequences.

Our business plan is significantly dependent upon acquisitions of other businesses, assets, and properties.  We do not have a great deal of experience acquiring companies. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

  The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies.
  Diversion of management time and focus from operating our business to acquisition integration challenges.
  Cultural challenges associated with integrating employees from the acquired company into our organization.
  Retaining employees from the businesses we acquire.
  The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

32.    Our real estate investments/operations will be subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Our planned investments in real estate will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result for instance of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate investments/operations acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

33.    We may occasionally become subject to commercial disputes that could harm our business.

As we move ahead to execute our business plan, we may become engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business.

34.    We have to keep up with rapid technological change to remain competitive.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business.

35.    We may be subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity from our type of business.

The investment or acquisition decisions we may make as we execute our business plan may subject us to the risk of third-party litigation arising from minority shareholders’ actions or investor dissatisfaction with the activities of our business and a variety of other litigation claims. For example, from time to time we and our portfolio companies may be subject to class action suits by shareholders in public companies that we might have agreed to acquire that challenge our acquisition transactions and attempt to enjoin them.

36.    Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There is a risk that our employees could engage in misconduct that adversely affects our business. We may be subject to a number of obligations and standards arising from our acquisition, mergers and assets turnaround management business. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

37.  We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

38. Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We will rely on the use of outside professionals to assist us in maintaining our internal controls. With growth or unmanageable increases in our business plan objectives, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision with regards to an investment in our common stock.

In order to mitigate the risks associated with maintaining internal controls if and when the Company grows, we will engage qualified professionals on an independent contractor basis to assist in reviewing and recording transactions. When and if finances permit, we will hire an experienced financial professional to oversee our reporting and control functions.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

39.    If GiveMePower Corporation, Inc. were deemed an "investment company" under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

A person will generally be deemed to be an "investment company" for purposes of the 1940 Act if:

• it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

• absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we will be engaged primarily in the business of acquiring businesses and investing in businesses with the intent to gain control of the investee in other to implement our turnaround business-process improvement on the target business.  We do not intend to engage in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our business platform will be properly characterized as income earned in exchange for the provision of services. We intend to hold ourselves out as a business acquirer and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that GiveMePower Corporation, Inc. is, or  will be, an "orthodox" investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above.  Furthermore, we do not believe GiveMePower Corporation, Inc. is, or  will be, an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that GiveMePower Corporation, Inc.  will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause GiveMePower Corporation, Inc. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with other businesses and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

40.    Our non-controlling investments will in most cases rank junior to investments made by others.

In most cases, the companies in which we invest without acquiring controlling stakes, will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, our ability to influence a company's affairs and to take actions to protect our investments may be substantially less than that of the senior creditors.

41.    Risk management activities may adversely affect the return on our investments.

When managing our exposure to market risks, we may from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty, and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall financial performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

42.    Valuation methodologies for certain assets we in our portfolio can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a very large number of illiquid investments of our private equity, real estate and mezzanine operations. We intend to determine the value of the investments of each of our private equity, real estate and mezzanine operations on a periodic basis based on the fair value of such investments. The fair value of investments of a private equity, real estate or mezzanine debt will be determined using a number of methodologies described in the investments' valuation policies. We intend to make valuation determinations historically without the assistance of an independent valuation firm, although an independent valuation firm may participate in valuation determinations in the future.

There is no single standard for determining fair value in good faith and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. The types of factors that may be considered when applying fair value pricing to an investment in a particular company include the historical and projected financial data for the company, valuations given to comparable companies, the size and scope of the company's operations, the strengths and weaknesses of the company, expectations relating to investors' demand for an offering of the company's securities, the size of our investment in the portfolio company and any control associated therewith, information with respect to transactions or offers for the portfolio company's securities (including the transaction pursuant to which the investment was made and the period of time that has elapsed from the date of the investment to the valuation date), applicable restrictions on transfer, industry information and assumptions, general economic and market conditions, the nature and realizable value of any collateral or credit support and other relevant factors. Fair values may be established using a market multiple approach that is based on a specific financial measure (such as earnings before interest, taxes, depreciation and amortization, or "EBITDA," adjusted EBITDA, cash flow, net income, revenues or net asset value) or, in some cases, a cost basis or a discounted cash flow or liquidation analysis.

In addition, we determine the fair value of a number of our investments based on a variety of valuation methodologies. Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our portfolio businesses, such quotations may not reflect the value that we would actually be able to realize because of various factors, including the possible illiquidity associated with a large ownership position or legal restrictions on transfer. In addition, because many of the illiquid investments will be in industries or companies which are cyclical, undergoing some uncertainty or distress or otherwise subject to volatility, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in our asset value do not necessarily reflect the prices that would actually be obtained by us when such investments are realized. Changes in values attributed to investments from quarter to quarter may result in volatility in our enterprise value and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior business values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds.

Risks Related to Our Common Stock

1.        An active trading market may not develop in the future.

The market price of our common stock is highly volatile and is subject to wide fluctuations in response to factors such as actual or anticipated changes in operating results,  changes in financial estimates by securities analysts, new products or  services introduced by the company or our competitors, conditions and trends in the software markets, general market conditions and other factors. Historically, the trading volume of our stock has been low, which may amplify changes in our stock price especially if a significant amount of our stock is sold. Our stock trades on the OTC Pink Sheet, which may make if more difficult for investors to trade our stock, or to obtain accurate quotations for the market value of our stock as compared to stock which trades on larger exchanges.

2.       An active trading market may not develop in the future.

An active trading market may not develop or, if developed, may not be sustained.   The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable.   The lack of an active market may also reduce the market value and increase the volatility of your shares of common stock.   An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

3.       Our Common Stock is subject to the “Penny Stock” rules of the SEC and trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

o    In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o    obtain financial information and investment experience objectives of the person; and

o    make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

o    The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

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

4.       Because our Chief Executive Officer owns a controlling interest in our company, he controls our company and is able to designate our directors and officers and control all major decisions and corporate actions and so long as our Chief Executive Officer retains ownership of a majority of our voting shares you will not be able to elect any directors or have a meaningful say in any major decisions or corporate actions which could decrease the price and marketability of our shares.

Our Chief Executive Officer owns preferred shares of our common stock constituting approximately 60% of our voting shares.  As a result our Chief Executive Officer is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our Chief Executive Officer can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our operating agreement and other significant company events. Our Chief Executive Officer’s unilateral control over us could decrease the price and marketability of our common shares.

5.       Finra sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or Finra, has adopted rules that require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities (commonly referred to as penny stock) to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.   Under interpretations of these rules, Finra believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.   Finra requirements will make it more difficult for broker/dealers to recommend that their customers buy our common stock when traded, which may have the effect of reducing the level of trading activity and liquidity of our common stock in the future.   Further, many brokers charge higher fees for these speculative low-priced securities transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

6.       The costs of being a public company could result in us being unable to continue operation.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. The costs of maintaining the public company requirements could be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs will range up to $150,000 per year and may be higher if our business volume and activity ever increases. Our estimate of costs do not include the necessary compliance, documentation and reporting requirements for Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization if we decide to opt-out of the “emerging growth company” as defined in the JOBS Act to take advantage of the exemptions available to us through the JOBS Act or we have been public for more than five years.  If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue operation.

7.       We may not be able to raise sufficient financing or resources to acquire and manage the three retail businesses that we have identified and determined to fit our investment/acquisition criteria.

We may not be able to raise sufficient financing or resources to acquire and manage the three aftermarket auto parts retail businesses that we have determined to fit our investment/acquisition criteria.  We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to acquire and manage even one of the aftermarket auto parts retail businesses or other targets, our business will fail and investors could lose their entire investment.

8.       Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (50,000,000) shares but unissued (21,275,313) shares.  If a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will certainly result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that this dilution may be material.

9.       The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

10.    Participation is subject to risks of investing in micro capitalization companies.

We believe that certain micro capitalization companies have significant potential for growth, although such companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies.  In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

11.    Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not entered into any agreement with a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement. There can be no assurance that we will subsequently identify an market maker and, to the extent that we identify one, enter into an agreement with it to file an application with FINRA or that the market maker’s application will be accepted by FINRA. We cannot estimate the time period that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

(i)	any market for our shares will develop;
(ii)	the prices at which our common stock will trade; or
(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we are able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB), it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions. See “Plan of Distribution” and “Risk Factors.”

12.     Trading in shares of our common stock is subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of shares of our common stocks occurs on the over-the-counter market, which is commonly referred to as the OTC market as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

13. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•         Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•         Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•         "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•         Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•         Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

14.    Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

15.    The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially controls approximately 60% of our voting stock, and our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

16.    Our bylaw provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Article IV of our bylaw provide for indemnification as follows: “The corporation shall, to the maximum extent and in the manner permitted by the Code, indemnify each of its directors and officers against expenses (as defined in Section 317(a) of the Code), judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding (as defined in Section 317(a) of the Code), arising by reason of the fact that such person is or was an agent of the corporation.”  The Corporation is authorized to provide indemnification of agents (as defined in Section 317 of the Corporations Code) for breach of duty to the Corporation and its stockholders through bylaw provisions or through agreements with agents, or both, in excess of the indemnification otherwise permitted by Section 317 of the Corporations Code, subject to the limits of such excess indemnification set forth in Section 204 of the Corporations Code.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares.

17.    We may issue additional debt and equity securities, which are senior to our common shares as to distributions and in liquidation, which could materially adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our shareholders. Any preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our shareholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your common shares and diluting your interest in us. In addition, we can change our leverage strategy from time to time without approval of holders of our common shares, which could materially adversely affect the market share price of our common shares.

18. We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our President and CEO will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

19.    Investment Risks

An investment in our common units involves substantial risks and uncertainties. Some of the more significant challenges and risks include those associated with our susceptibility to conditions in the global financial markets and global economic conditions, the volatility of our revenue, net income and cash flow, our dependence on our founders and other key senior managing directors and our ability to retain and motivate our existing senior managing directors and recruit, retain and motivate new senior managing directors in the future. See "Risk Factors" for a discussion of the factors you should consider before investing in our common

20.    Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our President and CEO is not an independent director, we do not currently have independent audit or compensation committees. As a result, our President and CEO has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

21. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited. If we do not file a form 8A. We intend to file the form 8A.

22.    We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We plan to uplist our shares to the OTCBB or QB.  To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

23.    An investment in our common stock is speculative and there can be no assurance of any return on any such investment.

An investment in our common stock is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in our Company, including the risk of losing their entire investment.

24.    Reports to Security Holders

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this annual report are “forward-looking” statements, as well as historical information.   Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.   Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”   Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should” and similar expressions, including when used in the negative.   Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.   Actual results may be materially different than those described in this annual report.   Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the factors described in the “Risk Factors” section and elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.   Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We do not own any property as at the date of filing we have no properties.  Our principal business, executive and registered statutory office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501 and our telephone number is (310) 895-1839 and email contact is invest@cbdxfund.com..

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2019, we are not involved in any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 50,000,000 shares of common stock, with $0.001 par value per share and 1,000,000 preferred shares, with $0.001 par value.  As of December 31, 2019, there were 1 share of preferred shares and 27,724,684 shares of common stock issued and outstanding held by 158 stockholders of record.

Market Information

Our common stock is currently quoted on the OTC Pink under the trading symbol “GMPW”. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The market prices noted below were obtained from the OTC market and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2019		Fiscal 2018
	High	Low	High	low
First Quarter	$ 0.0200	$ 0.0059	$ 0.0010	$ 0.0005
Second Quarter	$ 0.0059	$ 0.0036	$ 0.0100	$ 0.0005
Third Quarter	$ 0.0100	$ 0.0060	$ 0.0100	$ 0.0100
Fourth Quarter	$ 0.0200	$ 0.0100	$ 0.0025	$ 0.0019

The Company does not have common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

If we have been a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since the shares were acquired from us or one of our affiliates, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or one of our affiliates.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

  1% of the total number of our common shares then outstanding; or
  The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

27,724,684 shares of our common stock have been issued and outstanding as at December 31, 2019 and 2018.  Of the amount of the outstanding shares, 18,894,381are unrestricted and free-trading.  The remaining 8,830,306 of the issued shares are restricted and could only be sold subject to the restriction.

8,830,306 of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

  the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
  the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
  the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and
  at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

  If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).
  If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

  the likelihood of a market for our common shares developing, the liquidity of any such market,
  the ability of the shareholders to sell the shares, or
  the prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of our surplus. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and other factors.

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock and we have 1 preferred stock issued as of December 31, 2019

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this annual report beginning on page F-1.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.   Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events.   You should not place undue certainty on these forward-looking statements.   These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001 to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States. The PubCo has been dormant and non-operating since year 2009. PubCo is a public reporting company registered with the Securities Exchange Commissioner (“SEC”). In November 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since November 2009.

On December 31, 2019, PubCo sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge. As a result, Alpharidge become a wholly owned subsidiary of PubCo as of December 31, 2019.

The transaction above will be accounted for as a “reverse merger” and recapitalization amongst PubCo, Goldstein, and Alpharidge since the stockholders of Alpharidge will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity immediately following the completion of the transaction, the stockholders of PubCo will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and PubCo’s senior management will dominate the management of the combined entity immediately following the completion of the transaction. Accordingly, Alpharidge will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the PubCo. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Alpharidge and are recorded at the historical cost basis of Alpharidge. As a result, Alpharidge is the surviving company and the financial statements presented are historical financial accounts of Alpharidge.

Going forward, our plan is to reach the point where we are generating sufficient revenue from our operations to meet our obligations on a timely basis, while we are waiting to raise adequate capital to fully finance our business plan.  To that end, we intend to continue operating our proprietary trading account, focusing on event-driven opportunities. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management, proprietary trading and acquisition strategies will allow us to achieve our goals of creating sustainable earnings growth for our shareholders and increasing shareholder value over time through investments in assets, projects and businesses build healthy communities where every-day Americans live and work.

Results of Operations

For the year ended December 31, 2019 compared with the year ended December 31, 2018

Revenue

We are generating substantially all our revenue from our proprietary trading operation.  For the year ended December 31, 2019, the company has revenue of $464. Compared to December 31, 2018 revenue of $0.00

Cost of Revenues

Our cost of revenue is totally related to the cost of acquiring the trading securities.  Cost of related to our securities for the year December 31, 2019 was $0.00. Compared to December 31, 2018 revenue of $0.00

General and Administrative Expenses

General and administrative expense for the year was $85.  General and administrative expense consists of costs related to the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Net Income

Net Income for the year was $379.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and director, Frank I Igwealor:

Frank I Igwealor

Goldstein Franklin, Inc.

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

31-Dec-19
Frank I Igwealor	$-

Goldstein Franklin Inc	$41,200

Liquidity and Capital Resources

As of December 31, 2019, we had $500 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have limited lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO.  As of December 31, 2019, the company controlled by our president and CEO has loaned $41,200 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved significant profitability.  We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

The revenues, if any, generated from our operations or acquisitions may not be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

We will now be obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies, relating to the treatment and recording of certain accounting transactions. Unless otherwise discussed herein, management of the Company has determined that these recent accounting pronouncements will not have a material impact on the financial position or results of operations of the Company.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Fair Value of Financial Instruments

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses and presently has no revenue-producing business; (b) general economic conditions; and, (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

Seasonality

Although our operating history is limited, we do not consider our business to be seasonal.

Commercial Real Property

As at December 31, 2019, the Company has no commercial real estate.

Line of Credit

As at December 31, 2019, we have on our book $41,200 classified as long-term debt.  This debt is from an interest-free line of credit from a related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this annual report follow the signature page beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

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

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	48	Chairman, Director and Chief Executive and Financial Officer	December 2019 to present
Mr. Patience Ogbozor	34	Director	December 2019 to present

*Age as at December 31, 2019.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Statues.  Our officers are appointed by our board of directors and hold office until removed by the board of directors or until their resignation.

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2019 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory.  Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, and Certified Public Accountant.

Frank has an extensive freelance consulting experience for the cannabis industry.  As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation to more than 26 cannabis businesses across 21 states.  Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with investors in the cannabis industry and helped them analyze the COGS and Operating expenses of dispensaries.  Frank has been part of a team that shepherded both big and small cannabis investments through the required audit and conducted all the filings to take them public through IPO, DPO or RTO transactions. I have worked with single dispensaries with cultivation as well as ROLL-UP of multiple dispensaries that wanted to achieve revenue scale at debut on the exchanges.  Frank has been an important part of the team that successfully delivered on the following:

•         Helped Cannabis business owners and investors with top-level financial reporting for SEC and Canadian Securities Exchanges (CSE), and investor consumption.

•         Consolidated dispensaries and cultivations and shepherd the consolidated holding company through GAAP and IFRS audit and get them listed on the US and Canadian exchanges.

•         Prepared complete audit packages, which includes workpapers and all necessary documentation. Frank does not do audits or any attest work. This is as a result of Sarbanes-Oxley legislation which prohibits auditors from preparing financial statements or conducting any accounting work for their clients.

•         Help dispensaries and cultivation owners to set up standardized (best practice) accounting and financial reporting systems.

•         Frank continues to have ongoing consulting project for legal-cannabis businesses such as managing the filing of Form 10-K , 10-Q and the associated audit, or just assisting on a technical accounting question such as providing a journal entry for a specific transaction.

Ms. Patience C. Ogbozor, Director: Ms. Ogbozor is the President and CEO of Cannabinoid Biosciences since November 2018.  Ms. Ogbozor is a Director of the Company. Ms. Ogbozor is also a director at Goldstein Franklin Inc.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.   Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

Our board of directors expects to create an audit committee, compensation committee, and nominations and governance committee during fiscal 2022, in compliance with established corporate governance requirements.   Currently, we have no “independent” directors, as that term is defined under Nasdaq listing rules.

Audit Committee.   We plan to establish an audit committee of the board of directors.   The audit committee would be primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.

Compensation Committee.   We plan to establish a compensation committee of the board of directors.   The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.   The compensation committee would also administer any future incentive compensation plans, and recommend and approve grants of stock options, restricted stock and other awards under any such plan.

Nominations and Governance Committee.   We plan to establish a nominations and governance committee of the board of directors.   The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.   The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

To date, our full board, rather than any of the committees, has performed all of these functions.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

Except for Patience and Frank who have spousal relationship, none of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business.  Other than as described below, as of the date of this filing we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On February 20, 2019, Plaintiff maria De Lourdes Perez filed a complaint against defendants City of Carson, Goldstein Franklin, Inc., Frank Igwealor, Healthy Foods Markets, LLC, Optimal Foods, LLC, and Blockchain Capital LLC.  The complaint alleged statutory liability pursuant to government code section 835, gross negligence, and premises liability for a trip-and-fall that occurred on April 11, 2018 at a property owned and controlled by Healthy Foods Markets, LLC. Defendants Goldstein Franklin, Inc., Frank Igwealor, Optimal Foods, LLC, and Blockchain Capital LLC. had answered the complaint and also requested a demurrer on the grounds that (1) Defendants are not a proper party in interest and there was a misjoinder of defendants.  Our attorney has advised that the complaint would not have an adverse impact on Mr. Igwealor or the Company because the scope of liability is restricted to healthy Food Markets, LLC.

As of December 31, 2019, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within ten years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Employment Agreements

We do not currently have an employment agreement with Frank I Igwealor, our President, Chief Executive Officer and Chief Financial Officer, or with any of our other officers or directors, and do not intend to do so until such time as we deem it prudent.   Our officers do not currently receive a (money) salary for their services, and we do not yet recognize compensation expense in our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file. Mr. Igwealor has filed all required reports under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the code.

Our adopted a code of ethics applies to all our directors, officers and employees.   Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to Frank I Igwealor, our President, Chief Executive Officer and Chief Financial Officer, at GiveMePower Corporation,  370 Amapola Ave., Suite 200A, Torrance, CA 90501.   Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.   Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Interlocks and Insider Participation

As the Board of Directors does not have a Compensation Committee, the independent directors of the Board oversee the Company’s executive compensation program. We currently do not have independent directors on our Board.  Compensation for the CEO and the CFO is approved by the Independent Directors of the Board or the general Board. Compensation for other executive officers and senior management is determined by the CEO and CFO pursuant to the Board of Directors delegating to the CEO and CFO authority to do so.

Elements to Executive Compensation

The Company’s executive compensation program is designed to attract and retain executives responsible for the Company’s long-term success, to reward executives for achieving both financial and strategic company goals and to provide a compensation package that recognizes individual contributions as well as overall business results. The Company’s executive compensation program also takes into account the compensation practices of companies with whom Kid Castle competes for executive talent.

The two components of the Company’s executive compensation program are base salary and annual discretionary bonuses. Overall compensation is intended to be competitive for comparable positions at peer companies.

Objectives. The objectives of the Company’s executive compensation policies are to attract and retain highly qualified executives by designing the total compensation package to motivate executives to provide excellent leadership and achieve Company goals; to align the interests of executives, employees, and stockholders by establishing cohesive management, financial, operation and marketing goals that reflect the Company’s strategic growth plan; and to provide executives with reasonable security, through retirement plan and annual discretionary bonuses that motivate them to continue employment with the Company and achieve goals that will make the Company thrive and remain competitive in the long-run.

Linkage between compensation programs and Company objective and values. We link executive compensation closely with the Company objectives, which we believe are dependent on the level of employee engagement, operational excellence, cost management and profitability achieved. Currently, the primary quantifiable measurement of operational excellence for the Company is the achievement of profitability, which is directly related to increasing annual revenue. Executives’ annual performance evaluations are based in part on their achievement of the aforementioned goals and in part on revenue targets that may be established by the Board of Directors at the beginning of each fiscal year. The Board of Directors has not set a specific revenue goal for the award of bonuses for fiscal 2018. The Company currently does not have a defined non-equity incentive plan in place for its named executives. Instead, the disinterested members of the Board of Directors determine if any annual discretionary bonuses should be awarded to named executives in conjunction with the named executives’ annual performance evaluations. As indicated in the table below, during the last three fiscal years, the Board of Directors has not elected to award any annual discretionary bonuses to any named executives.

The roles of various elements of compensation. Executive compensation includes base salary, annual discretionary bonuses awarded by the Board of Directors in conjunction with named executives’ annual performance evaluations and other annual compensation granted under the noncontributory defined benefit retirement plan. Collectively, the Board’s objective is to ensure a total pay package that is appropriate given the performance of both the Company and the individual named executive.

Governance practices concerning compensation. The Board of Directors has implemented a number of procedures that the Board follows to ensure good governance concerning compensation. These include setting CEO and CFO salaries, authorizing the CEO or the CFO to determine the salaries of presidents and vice presidents, including Mrs. Huang, President of Shanghai operations, establishing annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of its activities.

Base Salary

Each executive’s base salary is initially determined with reference to competitive pay practices of peer companies (where such information is publicly available) and is dependent upon the executive’s level of responsibility and experience. The Board uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases are made based on the Board of Director’s subjective assessment of individual performance, as well as the factors discussed above.

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2019 and 2018, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		-	-	-	-	-	-	-	-
1. Frank Igwealor CEO, CFO and Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

		-	-	-	-	-	-	-	-
2. Patience Ogbozor, Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Notes:

(i)

(ii)

(iii)

(iv)

(v)

(vi)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2019. The Company has never granted any stock options.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2019, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown.  As of December 31, 2019, we had 27,724,684shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.   Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.   Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o GiveMePower Corporation, Inc., 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   There are not any pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
	Preferred Stock	Common Stock
Frank I Igwealor [1]
Goldstein Franklin, Inc. (Frank Igwealor)[2]	1		60.00%
Patience C Ogbozor[1]
All other shareholders		27,724,684	40.00%

1)       Officer or/and Director

2)       Frank Igwealor is the natural person with voting and dispositive power over the shares held by Goldstein Franklin, Inc.

Frank Igwealor, our President and CEO, will continue to be the largest single shareholder of our common stock. When combined with his controlling ownership of Goldstein Franklin, Inc.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

We do not have a compensation plan under which equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors are Mr. Igwealor, our chief executive officer and secretary, and Ms patience C Ogbozor,  a Director.

Our office and mailing address is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. We do not have a written lease with the landlord and rent space on a month-to-month basis. We share this office on a 20% basis with two other organizations controlled by our President and CEO.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

During the year ended December 31, 2019, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

  disclose such transactions in prospectuses where required;
  disclose in any and all filings with the Securities and Exchange Commission, where required;
  obtain disinterested directors’ consent; and
  obtain shareholder consent where required.

Director Independence

Our board of directors has determined that neither of the members of our board of directors qualifies as an “independent” director under Nasdaq’s definition of independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2019:                                 $10,000

For fiscal year end December 31, 2018:                                  NA

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

2.01*	Securities Purchase Agreement.

3.1**	Certificate of Incorporation of GiveMePower Corporation, Inc., filed with the Secretary of State of the State of Nevada.

3.2*	By-laws of GiveMePower Corporation, Inc.

14.1**	Code of Business Conduct and Ethics.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document
101.INS*	XBRL Taxonomy Extension Definition Linkbase Document
101.INS*	XBRL Taxonomy Extension Label Linkbase Document
101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibits included with Registration Statement on Form 10 filed the U.S. Securities and Exchange Commission on May 11, 2020.
**	Incorporated by reference to Exhibit 3 to Form SB-2 as filed by the Registrant with the Securities and Exchange Commission on August 10, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: June 1, 2020	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: June 1, 2020	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 1, 2020	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: June 1, 2020	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

(b) Financial Statements

The following financial statements are being filed as part of this Registration Statement:

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1

For the fiscal years ended December 31, 2019 and 2018
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Shareholders’ Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GIVEMEPOWER CORPORATION

AND SUBSIDIARY

Consolidated Financial Statements

As of December 31, 2019

For the period August 30, 2019 (date of formation) to December 31, 2019

Table of Contents

Page

Report of Independent Registered Public Accounting Firm                                                                                             1

Consolidated Financial Statements

Consolidated Balance Sheet                                                                                                                                       2

Consolidated Statement of Operations                                                                                                                    3

Consolidated Statement of Stockholders’ Equity                                                                                                  4

Consolidated Statement of Cash Flows                                                                                                                   5

Notes to Consolidated Financial Statements                                                                                                                         6

200 Sandpointe Avenue, Suite 560

Santa Ana, CA 92707 (949) 326-CPAS (2727)

www.bkcpagroup.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GiveMePower Corporation and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GiveMePower Corporation and subsidiary (collectively the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period August 30, 2019 (date of formation) to December 31, 2019. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period August 30, 2019 (date of formation) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Santa Ana, CA June 1,  2020

The Company have served as the Company’s auditor since 2020

GiveMePower Corporation

and Subsidiary

Consolidated Balance Sheet

December 31,	2019

ASSETS

Current Assets:
Cash	$500
Investments - trading securities	45,396
Total current assets	45,896
Total assets	$45,896

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Marginal loan payable	$4,317
Total current liabilities	4,317
Line of credit - related party	41,200
Total liabilities	45,517

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.001; 50,000,000 shares authorized, 27,724,684 shares issued and outstanding	-
Preferred stock, $0.001; 1,000,000 shares authorized, 1 share issued and outstanding	-
Accumulated deficit	379
Total stockholders' equity	379
Total liabilities and stockholders' deficit	$45,896

The accompanying notes are an integral part of these audited financial statements.

GiveMePower Corporation

and Subsidiary

Consolidated  Statement of Operations

August 30, 2019 (date of formation) to December 31, 2019	Amount
Net gain from sales of investments under trading securities	$464

Operating expenses:
General and administrative	-
Total operating expenses	-
Total assets

Other income (expenses):
Other expense	(71)
Interest expense	(14)
Total other expense, net	(85)
Income before income tax provision	379
Income tax provision	-
Net income	$379

Earnings per share:
Basic and diluted	$0.00
-
Weighted average number of common shares outstanding:
Basic and Diluted	27,724,684

The accompanying notes are an integral part of these audited financial statements.

GiveMePower Corporation

and Subsidiary

Consolidated  Statement of Stockholders’ Equity

	Shares	Amount	Shares	Amount	Deficit	Equity

Balances - August 30, 2019 (date of formation)	-	$ -	-	$ -	$ -	$ -

Issuances of preferred stock	1	-	-	-	-	-

Issuances of common stock	-	-	27,724,684	-	-	-

Net income	-	-	-	-	379	379
Balances - December 31, 2019	1	$ -	27,724,684	$ -	$ 379	$ 379

The accompanying notes are an integral part of these audited financial statements.

GiveMePower Corporation

and Subsidiary

Consolidated  Statement of Cash Flows

August 30, 2019 (date of formation) to December 31, 2019	Amount
Cash flows from operating activities:
Cash received from sales of trading securities	$29,412
Interest paid	(12)
Purchases of inventory under trading securities	(74,417)
Net cash flow from operating activities	(45,017)

Cash flows from financing activities:
Borrowing on loan payable to related party	41,200
Borrowing from brokerage loan - marginal loan	4,317
Net cash provided by financing activities	45,517

Net increase in cash	500

Cash - beginning of year	-
Cash - end of year	$500

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12
Income taxes	-

The accompanying notes are an integral part of these audited financial statements.

1.              NATURE OF OPERATIONS

Prior Business and Reverse Merger

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001 to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States. The PubCo has been dormant and non-operating since year 2009. PubCo is a public reporting company registered with the Securities Exchange Commissioner (“SEC”). In November 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since November 2009

On December 31, 2019, PubCo sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge. As a result, Alpharidge become a wholly owned subsidiary of PubCo as of December 31, 2019.

The transaction above will be accounted for as a “reverse merger” and recapitalization amongst PubCo, Goldstein, and Alpharidge since the stockholders of Alpharidge will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity immediately following the completion of the transaction, the stockholders of PubCo will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and PubCo’s senior management will dominate the management of the combined entity immediately following the completion of the transaction. Accordingly, Alpharidge will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the PubCo. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Alpharidge and are recorded at the historical cost basis of Alpharidge. As a result, Alpharidge is the surviving company and the financial statements presented are historical financial accounts of Alpharidge.

The financial statements of the Company include its wholly owned subsidiary of Alpharidge.

Current Business and Organization

The Company, through its wholly owned subsidiary, Alpharidge Capital, LLC, has two distinct lines of businesses that comprise of the following:

•         Investments in securities, warrants, bonds, or options of public and private companies in various industries but focusing on specialty biopharmaceutical companies through brokerage firm, TD Ameritrade; and

•         Investments in real estate – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. Alpharidge’s property development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Alpharidge did not have any investments in real estate as of and for the years ended December 31, 2019.

Reporting

The financial statements include its historical financial information of the Company.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. The Company did not incur any advertising and marketing expenses for the period August 30, 2019 (date of formation) to December 31, 2019.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of portfolio companies as investments as of December 31, 2019.

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, TD Ameritrade, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. Certain prior period deferred tax disclosures were reclassified to conform with current period presentation.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2019, the Company had no accrued interest or penalties.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such situation, the Company's management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

The Company’s trading securities is comprised of investments in biopharma public companies. The Company had equity interests in more than 42 specialty biopharmaceuticals companies as of December 31, 2019.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities,  and  line  of credit. The estimated fair value of cash, accounts payable and accrued liabilities, due to or from affiliated companies, and notes payable approximates its carrying amount due to the short maturity of these instruments.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

December 31, 2019	Level 1	Level 2		Level 3
Investments – trading securities	$45,396		$-	$-

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

The Company does not have operating and financing leases as of December 31, 2019. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards Updates

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between financing leases and operating leases are substantially like the classification criteria for distinguishing between capital leases and operating leases under previous guidance.

Recently Adopted Accounting Pronouncements

ASU 2016-02 — On October 1,  2019,  the  Company  adopted  Accounting  Standards  Update  ("ASU")  2016-  02, Leases, by applying the standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. As a result, restated financial information and the additional disclosures required under the new standard will not be provided for the comparative periods presented. The new guidance requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the condensed consolidated financial statements. The Company elected a package of practical expedients available under the new guidance, which allows an entity to not reassess prior conclusions related to existing contracts containing leases, lease classification and initial direct costs. In addition, the Company has elected to apply the short-term lease exception for lease arrangements with a maximum term of 12 months or less. Upon the adoption of the lease standard, the Company recognized a right-of-use ("ROU") asset and a lease liability on the Condensed Consolidated Balance Sheet related to non-cancelable operating leases.

Recently Issued Accounting Pronouncements

ASU 2019-12 — In December  2019, the Financial Accounting  Standards Board  ("FASB")  issued  ASU 2019-  12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2016- 13, as well as providing codification improvements and targeted transition relief under the standard. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for the Company's fiscal year beginning October 1, 2020, using a modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements.

3.              INVESTMENT SECURITIES (TRADING)

The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date.

Investments in equity securities as of December 31, 2019 are summarized based on the following:

December 31,	Cost	Changes in Fair Value	Fair Value

Stocks	$21,719	$733	$22,452
Options	29,414	(6,470)	22,944
Investments - Trading Securities	$51,133	$(5,737)	$45,396

Trading securities are treated using the fair value method, whereby the value of the securities on the company’s balance sheet is equivalent to their current market value. These securities will be recorded in the current assets section under the Investment Securities account and will be offset in the shareholder’s equity section under the unrealized proceeds from sale of short-term investments” account. The Short Term Investments account amount represents the current market value of the securities, and the “Unrealized Proceeds From Sale of Short Term Investments” account represents the cash proceeds that the company would receive if it were to sell the investments at the end of the specified accounting period.

August 30, 2019 (date of formation) to December 31, 2019	Amount
Total investment purchases - cost	$74,417
Total investment sales - fair value	(29,412)
Unrealized losses	391
Investments - Trading Securities	$45,396

4.              MARGINAL LOAN PAYABLE

The Company entered into a marginal loan in December 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.

4.              MARGINAL LOAN PAYABLE (continued)

The marginal loan consisted of the following:

August 30, 2019 (date of formation) to December 31, 2019

Beginning balance - August 30, 2019	$-
Funds deposited to broker by Company	(40,700)
Total investment securities purchases	74,417
Total sales of investment securities	(29,412)
Interest expense	12
Net unrealized gain (loss)
Marginal loan payable	$4,317

5.              LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

August 30, 2019 (date of formation) to December 31, 2019	Amount
September 2019 (line of credit) - line of credit with maturity date of February 2020 with unpaid principal balance and accrued interest payable on the maturity date.	$41,200

Total Line of credit - related party	$41,200

Goldstein Franklin, Inc. - $100,000 line of credit

On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with maturity date of February 15, 2020. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $48,800 as of December 31, 2019

6.              NET TRADING REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost.

Net trading revenue consisted of the following:

August 30, 2019 (date of formation) to December 31, 2019	Amount
Revenue from sale of securities	$29,412
Cost of securities	(23,472)
Wash sales	261
Net changes in fair value at end of year	(5,737)
Net trading revenue	$464

7.              EARNINGS (LOSS) PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period August 30, 2019 (date of formation) to December 31, 2019, as there are no potential shares outstanding that would have a dilutive effect.

August 30, 2019 (date of formation) to December 31, 2019	Amount
Net income	$464
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$464

Weighted-average shares of common stock outstanding
Basic and Diluted	27,724,684
Net changes in fair value at end of year
Basic and Diluted	$0.00

8.              INCOME TAXES

As of December 31, 2019, the Company had a net operating income carry forward of $104, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 40% for its tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2019 net operating income carry forwards of approximately $0 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating income carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

August 30, 2019 (date of formation) to December 31, 2019	Amount
Deferred tax assets:
Net operating income	$104
Other temporary differences	-

Total deferred tax assets	104
Less- valuation allowance	(104)
Total deferred tax assets	$-

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the period August 30, 2019 (date of formation) to December 31, 2019

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	Rate
Statutory federal rate	21%
State income taxes net of federal income tax benefit and others	0%
Permanent differences for tax purposes and others	0%
Change in valuation allowance	-21%
Effective tax rate	-

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21%, primarily due to the change in the valuation allowance and state income tax benefit, offset by nondeductible expenses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

9.              RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $48,800 as of December 31, 2019

10.           COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

11.           SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2019 up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended December 31, 2019.

EXHIBIT 31.1

CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302(A)

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I. Igwealor, certify that:

1.    I have reviewed this annual report on Form 10-K of GiveMePower Corporation;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)          Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant ’s most recent fiscal quarter (the registrant ’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant ’s internal control over financial reporting; and

5.    The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant ’s auditors and the audit committee of the registrant ’s board of directors (or persons performing the equivalent functions):

(a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant ’s ability to record, process, summarize and report financial information; and

(b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ’s internal control over financial reporting.

Date: May 18, 2020	/s/ Frank I. Igwealor
Frank I. Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: May 18, 2020	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GiveMePower Corporation, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I. Igwealor, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 18, 2020	/s/ Frank Igwealor
Frank Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: May 18, 2020	/s/ Patience C Ogbozor
Patience C Ogbozor
Director