Form 10-Q
period 2020-03-31
GIVEMEPOWER CORP
filed 2020-06-24
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-67318

GIVEMEPOWER CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0291528
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

370 Amapola Ave., Suite 200A, Torrance California	90501
(Address of principal executive offices)	(Zip Code)

310-895-1839

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2020, there were 27,724,684 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

 27

GIVEMEPOWER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS

	For the three months ended March 31, 2020 (unaudited)	December 31, 2019 (audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$104,017	$500
Marketable Securities	26,122	45,396
Total Current Assets	130,139	45,896

Total Assets	$130,139	$45,896

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$0	$0
Accruals - Related Parties	0	0
Loans – Unrelated Parties	0	4,317
Loans – Related Parties	163,201	41,200
Total Current Liabilities	163,201	45,517

Total Liabilities	163,201	45,517

Shareholders' Deficit
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding as at December 31, 2018, 1 issued and outstanding as at December 31, 2019	1	1
Common Stock, $0.001 par value, 49,000,000 shares authorized, 27,724,687 issued and outstanding as at December 31, 2018 and 2019 respectively	1	1
Additional Paid-In Capital
Accumulated Deficit	30,364	379
Other Comprehensive Income/Loss	(63,426)
Total Shareholders' Deficit	(33,061)	380

Total Liabilities and Shareholders' Deficit	$130,139	$45,897

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE	$192,992	$—

COST OF SALES	157,877	0

GROSS PROFIT	35,115	0

EXPENSES
General and administrative expenses	5,202	0

Total Expenses	5,202	0

OPERATING PROFIT/LOSS	29,913	0

OTHER INCOME
Gain on settlement of liabilities	0	0

INCOME (LOSS) BEFORE TAXES	29,913	0)

TAXES	0	0

NET INCOME (LOSS)	$29,913	$0)

Net Income (Loss) per Common Share: Basic and Diluted	$0.00108	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	27,724,687	27,724,687

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF CASHFLOWS
(unaudited)
	For the three months ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$29,914	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset:Trading Securities	19,345
TDAmeritrade Margin Loan	(4,317)

Net Cash Flows Used in Operating Activities	44,942	0

Net Cash Flows from Investing Activities	-	0

Net Cash Flows from Financing Activities
Loan from related parties	122,000
Accumulated Other Comp Income/Loss	(63,426)

New Cash Flows from Financing Activities	58,574	0

Net Change in Cash:	103,516	0

Beginning cash:	501

Ending Cash:	$103,516	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32	$0
Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

GiveMePower Corporation is one of the few black-controlled public companies in America. The Company operates and manages a portfolio of financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  Our financial services division has not started operations, but intends to conduct operations in the areas of private equity and business lending, investing in young black entrepreneurs and seeding their viable business plans and ideas. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

They manufacture and wholesale custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy

The financial statements of the Company include its wholly owned subsidiary of Alpharidge.

Current Business and Organization

The Company, through its wholly owned subsidiary, Alpharidge Capital, LLC, has two distinct lines of businesses that comprise of the following:

•           Investments in securities, warrants, bonds, or options of public and private companies in various industries but focusing on specialty biopharmaceutical companies through brokerage firm, TD Ameritrade; and

•           Investments in real estate – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. Alpharidge’s property development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Alpharidge did not have any investments in real estate as of and for the period ended March 31, 2020.

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

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of portfolio companies as investments as of March 31, 2020.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of March 31, 2020, the Company had no accrued interest or penalties.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

March 31, 2020	Level 1	Level 2		Level 3
Investments – trading securities	$26,122		$-	$-

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

The Company does not have operating and financing leases as of March 31, 2020. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

Investments in equity securities as of March 31, 2020 are summarized based on the following:

December 31,	Cost	Changes in Fair Value	Fair Value

Stocks	$19,206	$(8,782)	$10,424
Options	24,804	(9,107)	15,698
Investments - Trading Securities	$44,010	$(17,888)	$26,122

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

January 1, 2020 to March 31, 2020	Amount
Total Beginning balance – Fair Market	$45,396
Total investment purchases - cost	$201,956
Total investment sales - cost	(157,805)
Unrealized losses	63,426
Investments - Trading Securities	$26,122

4.         MARGINAL LOAN PAYABLE

The Company entered into a marginal loan in March 31, 2020 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at March 31, 2020 is $0.00

5.         LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

August 30, 2019 (date of formation) to March 31, 2020	Amount
September 2019 (line of credit) - line of credit with maturity date of February 2020 was amended 2/28/20201 to extend maturity date to 2/28/2021with unpaid principal balance and accrued interest payable on the maturity date.	$163,201

Total Line of credit - related party	$163,201

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $26,799 as of March 31, 2020

6.         NET TRADING REVENUE

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

Net trading revenue consisted of the following:

January 1, 2020 to March 31, 2020	Amount
Revenue from sale of securities	$192,992
Cost of securities	(157,877)
Wash sales	0
Net changes in fair value at end of year	(63,426)
Net trading profit (loss)	$(33,513)

7.         EARNINGS (LOSS) PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2020  to March 31, 2020, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2020 to March 31, 2020	Amount
Net income	$(33,513)
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$(33,513)

Weighted-average shares of common stock outstanding
Basic and Diluted	27,724,684
Net changes in fair value at end of year
Basic and Diluted	$(0.00121)

8.         INCOME TAXES

As of March, the Company had a net operating loss carry forward of $33,513, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 40% for its tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2020 net operating loss carry forwards of approximately $33,513  for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating income carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

January 1, 2020 to March 31, 2020	Amount
Deferred tax assets:
Net operating loss	$33,513
Other temporary differences	-

Total deferred tax assets	33,513
Less- valuation allowance	(33,513)
Total deferred tax assets	$-

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the period January 1, 2020  to March 31, 2020.

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

9.         RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit was February 15, 2020 originally. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. On February 28, 2020, the Company obtained an amendment of the LOC agreement that increased the amount to $190,000 and also extended the maturity to February 28, 2021.  The Company had unused line of credit of $26,799 as of March 31, 2020.

10.       COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

11.       SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2020 up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,”“estimate,”“expect,”“project,”“intend,”“plan,”“believe,”“will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

General

Business Overview

GiveMePower Corporation is one of the few black-controlled public companies in America. The Company operates and manages a portfolio of financial services assets and operations to empower black persons in the United States through financial tools and resources.

Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  Our financial services division has not started operations, but intends to conduct operations in the areas of private equity and business lending, investing in young black entrepreneurs and seeding their viable business plans and ideas. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

Current Business and Organization

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC, Malcom Wingate Cush Franklin LLC (Black-Bank), and Opportunity Zone Capital LLC (“OZC”), has three distinct lines of businesses that comprise of the following:

•         Alpharidge’s - Investments in securities, warrants, bonds, or options of public and private companies in various industries but focusing on specialty biopharmaceutical companies through brokerage firm, TD Ameritrade; and

•         OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Alpharidge did not have any investments in real estate as of and for the years ended December 31, 2019.

•         Malcom Wingate Cush Franklin LLC (Black-Bank) – intend to operate and manage a portfolio of controlling and non-controlling interests in Retail Banking, Commercial Banking, Investment Banking, Institutional Client Services, Securities, Investing, Lending and Investment Management operations.  Ideally, Black-Bank intends to own directly or indirectly, shares of common stock of select active banking and financial services operations in which Black-Bank exercises control.

Alpharidge Capital, LLC

Biopharmaceutical Investments

Our specialty biopharmaceutical portfolio is focused on building portfolio of viable biopharmaceutical businesses and operations with interests on commercializing novel products that address significant patient needs. The Company invests mainly in research-based biopharmaceutical company, discovers, develops, and commercializes medicines in the areas of unmet medical needs in the United States, Europe, and internationally.  Once we have accumulated or built sufficient biotechnology assets under management, we to become vertically integrated biopharmaceutical holdings with operational capacity to turnaround distressed biotech companies, such as those that failed 2nd and 3rd phase of clinical trials.  We intend to build upon a cost-conscious financial model designed to control/reduce cost, streamline operations, manage and improve the fortunes of distressed / failed biopharma businesses on lean budget. The company makes concentrated direct investments in these distressed biopharma businesses through the public market as well as through the private market channels.

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

Hedge Fund.   We intend to seed proprietary trading desks to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds operation.  These desks so seeded would pursue real-market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

Opportunity Zone Capital LLC

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

Malcom Wingate Cush Franklin LLC (“Black-Bank”)

Malcom Wingate Cush Franklin LLC (the”Black-Bank”) operates and manages a portfolio of Retail Banking, Commercial Banking, Investment Banking, Institutional Client Services, Securities, Investing, Lending and Investment Management assets and operations.  Black-Bank owns directly or indirectly, shares of common stock of several active banking and financial services subsidiaries in which Black-Bank exercises control.

Black-Bank Mission

The Black-Bank was founded on 13th day of June, 2014, when certain of the descendants of Cush, the eldest son of Ham, a son of Noah, resolved to establish a bank, a financial services company to: (1) cater to black persons banking needs, (2)  finance projects that primarily benefit black persons, (3) capitalize viable ideas by black persons, (4) fund wealth creation and community economic development visions of black persons, (5) invest in black entrepreneurs, and (6) empower black men and women across the earth to pursue worthy dreams and build great communities and cities like Nimrod (Genesis 10:8-12).  The Black-bank shall be headquartered in the United States of America, the land of the free and home to the brave; a land where providence had strategically place many of the best of the descendants of Cush.  The bank will transact and promote activities across the earth to-and-fro beyond the rivers of Cush (Zephaniah. 3:10 (NIV)).  The purpose of the establishment of this entity is to promote and carter to the financial and economic interest of black people, therefore, it shall be called or referred to as the Black Bank (Jeremiah 13:23).  The Black Bank will harvest and finance the implementation of the bests of the ideas and visions of our forebears from Cush to Nimrod, Marcus Garvey, Booker T. Washington, W.E.B Dubois, Rev. Martin Luther King Jr., Patrice Lumumba, Thomas Sankara, Toussaint Louverture and Steve Biko for the prosperity and wellbeing of black people across the face of the earth.“

Rollups Mergers and Acquisitions

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

Hedge Fund.   We intend to seed proprietary trading desks to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds operations.  These desks so seeded would pursue real-market transactions across the United States including leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries.

Black-Bank.  Black-Bank intends to own directly or indirectly, shares of common stock of several active banking and financial services operations in which Black-Bank exercises control.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of March 31, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three Months ended March 31, 2020, as Compared to Three Months Ended March 31, 2019

Revenues ― The Company recorded $192,992 in revenue for the three months ended March 31, 2020 as compared to $0.00 for the same period of March 31, 2019. The Company had $26,122 inventory of Trading Securities as of March 31, 2020 as compared to $0.00 for the period ending March 31, 2019.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2020 was $5,202 as compared to $0.00 in the same period in, 2019, due to increased operating activities during the period ended March 31, 2020.

Net Loss ― Net loss for three months ended March 31, 2020 was $33,513, as compared to net loss of $0 for the three months ended March 31, 2019.  Ordinary income was $29,914; however, when the other comprehensive income of $(63,426) is factored in, the net result is $(33,513)

OCI - Other Comprehensive Income for three months ended March 31, 2020 was $(63,426), as compared to net loss of $0 for the three months ended March 31, 2019.  The other comprehensive income of $(63,426) was a result of mark-to-market/fair value adjustment to Trading Securities for the period.  It was mainly attributable to the covid-19 collapse of the financial market in March 2020.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of $130,139, consisting of $104,017 in cash and $26,122 in Trading Securities.

For the three months period ended March 31, 2020, the Company generated $44,942 from operating activities, generated cash of $58,574 from financing activities, resulting in an increase in total cash of $103,517 and a cash balance of $104,017 for the period. For the three months period ended March 31, 2019, the Company used cash of $0.00 in operating activities, used cash of $0.00 for investing activities and obtained cash of $0.00 from financing activities, resulting in an increase in cash of $0.00 and a cash balance of $0.00 at the end of such period.

Total Notes Payable for related and unrelated parties increased by $122,000 from the fiscal year ended December 31, 2019 of $45,517.

As of March 31, 2020, total stockholders’ equity deficit increased to $33,062 from $(379) as of December 31, 2019.

As of March 31, 2020, the Company had a cash balance of $1.4,017 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity in the past has been cash generated from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan.  To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed which are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

●

we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●

we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●

insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●

we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

If and when our financial resources allow, we plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, hiring a full-time Chief Financial Officer, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

 From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this Registration Statement we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

As of June 23, 2020, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

10.1*	Form of Line of Credit Agreement by and between the Company and certain related parties

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: June 23, 2020	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION OF CEO PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GIVEMEPOWER CORPORATION;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Frank I Igwealor
Frank I Igwealor
President and Chief Executive Officer

Date: June 23, 2020

Exhibit 31.2

CERTIFICATION OF CFO PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GIVEMEPOWER CORPORATION;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Frank I Igwealor
Frank I Igwealor
Interim Chief Financial Officer

Date: June 23, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GIVEMEPOWER CORPORATION (the “Company”) on Form 10-Q for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: June 23, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.