Form 10-Q/A
period 2020-03-31
GIVEMEPOWER CORP
filed 2020-06-29
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Givemepower Corporation (the “Company) is amending this quarterly Report on Form 10-Q solely for the purpose of correcting the classification of “Unrealized gain (loss”) from trading securities, which inadvertently was reflected on the Balance Sheet but not reflected on the Profit and Loss, even though the net effect of the classification was zero.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

GIVEMEPOWER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS

	For the three months ended March 31, 2020 (unaudited)	December 31, 2019 (audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$104,017	$500
Marketable Securities	26,122	45,396
Total Current Assets	130,139	45,896

Total Assets	$130,139	$45,896

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$0	$0
Accruals - Related Parties	0	0
Loans – Unrelated Parties	0	4,317
Loans – Related Parties	163,201	41,200
Total Current Liabilities	163,201	45,517

Total Liabilities	163,201	45,517

Shareholders' Deficit
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding as at December 31, 2018, 1 issued and outstanding as at December 31, 2019	1	1
Common Stock, $0.001 par value, 49,000,000 shares authorized, 27,724,687 issued and outstanding as at December 31, 2018 and 2019 respectively	1	1
Additional Paid-In Capital
Accumulated Deficit	(33,063)	379

Total Shareholders' Deficit	(33,063)	379

Total Liabilities and Shareholders' Deficit	$130,139	$45,897

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE	$192,992	$—

COST OF SALES	157,877	0

GROSS PROFIT	35,115	0

EXPENSES
General and administrative expenses	5,202	0

Total Expenses	5,202	0

OPERATING PROFIT/LOSS	29,913	0

OTHER INCOME
Unrealized gain (loss)	(63,426)	0

INCOME (LOSS) BEFORE TAXES	(33,442)	0)

TAXES	0	0

NET INCOME (LOSS)	$(33,442)	$0)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00121)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	27,724,687	27,724,687

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF CASHFLOWS
(unaudited)
	For the three months ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$(33.442)	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	19,345
TDAmeritrade Margin Loan	(4,317)

Net Cash Flows Used in Operating Activities	(18,414)	0

Net Cash Flows from Investing Activities	-	0

Net Cash Flows from Financing Activities
Loan from related parties	122,000
Accumulated Other Comp Income/Loss

New Cash Flows from Financing Activities	122,000	0

Net Change in Cash:	103,516	0

Beginning cash:	501

Ending Cash:	$103,516	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32	$0
Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

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

Net trading revenue consisted of the following:

January 1, 2020 to March 31, 2020	Amount
Revenue from sale of securities	$192,992
Cost of securities	(157,877)
Wash sales	0
Net changes in fair value at end of year	(63,426)
Net trading profit (loss)	$(33,442)

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

January 1, 2020 to March 31, 2020	Amount
Net income	$(33,442)
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$(33,442)

Weighted-average shares of common stock outstanding
Basic and Diluted	27,724,684
Net changes in fair value at end of year
Basic and Diluted	$(0.00121)

8.         INCOME TAXES

As of March, the Company had a net operating loss carry forward of $33,442, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 40% for its tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2020 net operating loss carry forwards of approximately $33,442 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating income carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

January 1, 2020 to March 31, 2020	Amount
Deferred tax assets:
Net operating loss	$33,442
Other temporary differences	-

Total deferred tax assets	33,442
Less- valuation allowance	(33,442)
Total deferred tax assets	$-

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

Current Business and Organization

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC, Malcom Wingate Cush Franklin LLC (Black-Wealth-Gateway), and Opportunity Zone Capital LLC (“OZC”), has three distinct lines of businesses that comprise of the following:

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

•         Malcom Wingate Cush Franklin LLC (Black-Wealth-Gateway) – intend to operate and manage a portfolio of controlling and non-controlling interests in Retail Banking, Commercial Banking, Investment Banking, Institutional Client Services, Securities, Investing, Lending and Investment Management operations.  Ideally, Black-Wealth-Gateway intends to own directly or indirectly, shares of common stock of select active banking and financial services operations in which Black-Wealth-Gateway exercises control.

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

Malcom Wingate Cush Franklin LLC (“Black-Wealth-Gateway”)

Malcom Wingate Cush Franklin LLC (a”Black-Wealth-Gateway”) operates and manages a portfolio of Retail Banking, Commercial Banking, Investment Banking, Institutional Client Services, Securities, Investing, Lending and Investment Management assets and operations.  Black-Wealth-Gateway owns directly or indirectly, shares of common stock of several active banking and financial services subsidiaries in which Black-Wealth-Gateway exercises control.

Black-Wealth-Gateway Mission

The Black-Wealth-Gateway is a financial institution that creates, aggregates, facilitates, builds, grows, promotes, preserves and redistributes wealth to black persons.  The Black-Wealth-Gateway was founded on 13th day of June, 2014, when certain of the descendants of Cush, the eldest son of Ham, a son of Noah, resolved to establish a bank, a financial services company to: (1) cater to black persons banking needs, (2)  finance projects that primarily benefit black persons, (3) capitalize viable ideas by black persons, (4) fund wealth creation and community economic development visions of black persons, (5) invest in black entrepreneurs, and (6) empower black men and women across the earth to pursue worthy dreams and build great communities and cities like Nimrod (Genesis 10:8-12).  The premier Black-Wealth-Gateway shall be headquartered in the United States of America, the land of the free and home to the brave; a land where providence had strategically place many of the best of the descendants of Cush.  The bank will transact and promote activities across the earth to-and-fro beyond the rivers of Cush (Zephaniah. 3:10 (NIV)).  The purpose of the establishment of this entity is to promote and carter to the financial and economic interest of black people, therefore, it shall be called or referred to as the Black Bank (Jeremiah 13:23).  The Black Bank will harvest and finance the implementation of the bests of the ideas and visions of our forebears from Cush to Nimrod, Marcus Garvey, Booker T. Washington, W.E.B Dubois, Rev. Martin Luther King Jr., Patrice Lumumba, Thomas Sankara, Toussaint Louverture and Steve Biko for the prosperity and wellbeing of black people across the face of the earth.“

Rollups Mergers and Acquisitions

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

Black-Wealth-Gateway.  Black-Wealth-Gateway intends to own directly or indirectly, shares of common stock of several active banking and financial services operations in which Black-Wealth-Gateway exercises control.

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

Net Loss ― Net loss for three months ended March 31, 2020 was $33,442, as compared to net loss of $0 for the three months ended March 31, 2019.  Gross income from operation was $29,914; however, when the Unrealized gain (loss)  of $(63,426) is factored in, the net result is $(33,442)

OCI - Unrealized gain (loss)  or Other Comprehensive Income for three months ended March 31, 2020 was $(63,426), as compared to net loss of $0 for the three months ended March 31, 2019.  The other comprehensive income of $(63,426) was a result of mark-to-market/fair value adjustment to Trading Securities for the period.  It was mainly attributable to the covid-19 collapse of the financial market in March 2020.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of $130,139, consisting of $104,017 in cash and $26,122 in Trading Securities.

For the three months period ended March 31, 2020, the Company used $18,414 on operating activities, generated cash of $122,000 from financing activities, resulting in an increase in total cash of $103,517 and a cash balance of $104,017 for the period. For the three months period ended March 31, 2019, the Company used cash of $0.00 in operating activities, used cash of $0.00 for investing activities and obtained cash of $0.00 from financing activities, resulting in an increase in cash of $0.00 and a cash balance of $0.00 at the end of such period.

Total Notes Payable for related and unrelated parties increased by $122,000 from the fiscal year ended December 31, 2019 of $45,517.

As of March 31, 2020, total stockholders’ equity deficit increased to $33,062 from $(379) as of December 31, 2019.

As of March 31, 2020, the Company had a cash balance of $104,017 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

GIVEMEPOWER CORPORATION

Date: June 26, 2020	By:	/s/ Frank I Igwealor
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

Date: June 26, 2020

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

Date: June 26, 2020

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

Date: June 26, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.