Form 10-Q/A
period 2020-03-31
GIVEMEPOWER CORP
filed 2020-08-03
CIK 1064722

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

As of March 31, 2020, there were 27,724,687 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

GIVEMEPOWER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS
	For the three months ended March 31, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$104,017	$500
Marketable Securities	26,122	45,396
Total Current Assets	130,139	45,896

Total Assets	$130,139	$45,896

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$0	$0
Loans – Unrelated Parties	0	4,317
Loans – Related Parties	163,201	41,200
Total Current Liabilities	163,201	45,517

Total Liabilities	163,201	45,517

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding as at December 31, 2018, 1 issued and outstanding as at December 31, 2019	0	0
Common Stock, $0.001 par value, 1,200,000,000 shares authorized, 27,724,687 issued and outstanding as at December 31, 2018 and 2019 respectively	0	0
Accumulated Deficit	(33,062)	379
Total Shareholders' Deficit	(33,062)	379

Total Liabilities and Shareholders' Deficit	$130,139	$45,896

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE	$192,992	$—

COST OF SALES	157,806	0

GROSS PROFIT	35,186	0

EXPENSES
General and administrative expenses	5,202	0

Total Expenses	5,202	0

OPERATING PROFIT/LOSS	29,984	0

OTHER INCOME
Unrealized gain (loss)	(63,426)	0

INCOME (LOSS) BEFORE TAXES	(33,442)	0

TAXES	0	0

NET INCOME (LOSS)	$(33,442)	$0

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00121)	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	27,724,687	27,724,687

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
Three months ended March 31, 2020

	Preferred Stock		Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balances - August 30, 2019 (Inception)	-	$ -	27,724,684	$ -	$ -	$ -

Issuances of preferred stock	1	-	-	-	-	-

Issuances of common stock	-	-	-	-	-	-

Net income	-	-	-	-	379	379
Balances - December 31, 2019	1	$ -	27,724,684	$ -	$ 379	$ 379

Issuances of preferred stock	-	-	-	-	-	-

Issuances of common stock	-	-	-	-	-	-

Net income	-	-	-	-	(33,442)	(33,442)
Balances - March 31, 2020	1	$ -	27,724,684	$ -	$ (33,063)	$ (33,063)

The accompanying notes are an integral part of these consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF CASHFLOWS
(unaudited)
	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(33.442)	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	19,274
Accrued interest	(12)

Net Cash Flows Used in Operating Activities	(14,180)	0

Net Cash Flows from Investing Activities	-	0

Net Cash Flows from Financing Activities
Loan from related parties	122,000
Principal payments on notes payable	(4,304)

Net Cash Provided by Financing Activities	117,697	0

Net Increase in Cash:	103,517	0

Beginning cash:	500

Ending Cash:	$104,017	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12	$0
Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

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

January 1, 2020 to March 31, 2020	Amount
Total Beginning balance – Fair Market	$45,396
Total investment purchases - cost	$201,956
Total investment sales - cost	(157,805)
Unrealized losses	(63,426)
Investments - Trading Securities	$26,122

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

Net trading revenue consisted of the following:

January 1, 2020 to March 31, 2020	Amount
Revenue from sale of securities	$192,992
Cost of securities	(157,877)
Operating expenses	(5,202)
Net changes in fair value at end of year	(63,426)
Net trading profit (loss)	$(33,442)

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

January 1, 2020 to March 31, 2020	Amount
Net loss	$(33,442)
Dividends	-
Stock option	-
Adjusted net loss attribution to stockholders	$(33,442)

Weighted-average shares of common stock outstanding
Basic and Diluted	27,724,687
Net changes in fair value at end of year
Basic and Diluted	$(0.00121)

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

On May 4, 2020, Alpharidge completed the acquisition of an Opportunity Zone located real property for $321,497.71.  Alpharidge used $100,000 from its operating cash and borrowed the rest of the acquisition cost from a local lender.  The Company plans to improve the property and then lease it out to a qualifying low-income family.  The company believes that this first acquisition would help it to start building a robust portfolio of opportunity zone located real properties.

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

Net Loss ― Net loss for three months ended March 31, 2020 was $33,442, as compared to net loss of $0 for the three months ended March 31, 2019.  Gross income from operation was $29,984; however, when the Unrealized gain (loss) of $(63,426) is factored in, the net result is $(33,442)

OCI - Unrealized gain (loss)  or Other Comprehensive Income for three months ended March 31, 2020 was $(63,426), as compared to net loss of $0 for the three months ended March 31, 2019.  The other comprehensive income of $(63,426) was a result of mark-to-market/fair value adjustment to Trading Securities for the period.  It was mainly attributable to the covid-19 collapse of the financial market in March 2020.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of $33,062, consisting of $104,017 in cash, $26,122 in Trading Securities, and $163,201 in loan to related parties.

For the three months period ended March 31, 2020, the Company used $14,180 on operating activities, generated cash of $117,697 from financing activities, resulting in an increase in total cash of $103,517 and a cash balance of $104,017 for the period. For the three months period ended March 31, 2019, the Company used cash of $0.00 in operating activities, used cash of $0.00 for investing activities and obtained cash of $0.00 from financing activities, resulting in an increase in cash of $0.00 and a cash balance of $0.00 at the end of such period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

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

Date: July 31, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.