Form 10-Q
period 2020-06-30
GIVEMEPOWER CORP
filed 2020-08-24
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, there were 27,724,687 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2020 (unaudited)	As of December 31, 2019
ASSETS

Current Assets
Cash	$17	$500
Investments – trading securities, net	47,368	45,396
Total Current Assets	47,385	45,896

Investment – real estate	321,498	-

Total Assets	$368,883	$45,896

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Marginal loan payable	$4,541	$4,317
Line of credit – related party, current portion	160,801	41,200
Total Current Liabilities	165,342	45,517

Line of credit – related party, net of current portion	221,498	-
Total Liabilities	386,840	45,517

Shareholders' Equity (Deficit)
Common stock, $0.001 par value, 49,000,000 shares authorized, 27,724,687 issued and outstanding as at June 30, 2020 and December 31, 2019 respectively.	-	-
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 1 share issued and outstanding as at June 30, 2020 and December 31, 2019 respectively.	-	-
Additional Paid-In Capital
Accumulated Retained Earning	(17,957)	379
Total Shareholders' Equity (Deficit)	(17,957)	379
Total Liabilities and Shareholders' Deficit	$368,883	$45,896
The accompanying notes to unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020

Net gain from sales of investments under trading securities	$60,007	$24,821

OPERATING EXPENSES
General and administrative expenses	10,515	5,313

Total Expenses	10,515	5,313

INCOME FROM OPERATIONS	49,492	19,508

OTHER INCOME
Interest expense, net	-	-
Unrealized gain (loss)	(67,828)	(4,402)
INCOME (LOSS) BEFORE TAXES	(18,336)	15,106

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$(18,336)	$15,106

Earnings (loss) per Share: Basic and Diluted	$(0.001)	$0.001

Weighted Average Common Shares Outstanding: Basic and Diluted	27,724,687	27,724,687

The accompanying notes to unaudited consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
	(unaudited)
	Preferred Stock		Common Stock		Accumulated	Total Stockholders' Equity (deficit)
	Shares	Amount	Shares	Amount	Deficit

Balances - August 30, 2019 (Inception)	.	$ -	-	$ -	$ -	$ -

Issuances of preferred stock	1	-	-	-	-	-

Issuances of common stock	-	-	27,724,687	-	-	-

Net income	-	-	-	-	379	379
Balances - December 31, 2019	1	$ -	27,724,687	$ -	$ 379	$ 379

Net loss	-	-	-	-	(18,336)	(18,336)
Balances - June 30, 2020	1	$ -	27,724,687	$ -	$ (17,957)	$ (17,957)
	Preferred Stock		Common Stock		Accumulated	Total Stockholders' Equity (deficit)
	Shares	Amount	Shares	Amount	Deficit

Balances – April 1, 2020	.	$ -	27,724,687	$ -	$ (33,062)	$ (33,062)

Net income	-	-	-	-	15,105	15,105
Balances - June 30, 2020	1	$ -	27,724,687	$ -	$ (17,957)	$ (17,957)

The accompanying notes to unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION
STATEMENTS OF CASHFLOWS
(unaudited)
Six Months Ended June 30, 2020

Cash Flows from Operating Activities:
Cash received from sales of trading securities	$232,121
Funds disbursed	(10,497)
Purchase of trading securities	(241,944)

Net cash provided by (used in) operating activities	(20,320)

Net Cash Flows from Investing Activities:
Payment for real estate investment	(321,498)
Net cash provided by (used in) investing activities	(321,498)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	236
Principal payments on line of credit - short term - related party	(2,399)
Proceeds from issuance of line of credit - short term - related party	122,000
Proceeds from issuance of line of credit - long term - related party	221,498

Net cash provided by (used in) financing activities	341,335

Net increase (decrease) in cash:	(483)
Cash at the beginning of the period:	500
Cash at the end of the period:	$17

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest paid	$12
Income taxes paid	$0

The accompanying notes to unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

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

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC (“Alpharidge”), Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

•         Alpharidge and OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

•         MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training,  mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

•         Cash Management, Opportunistic and Event-Driven Investments:    We keep no more than 10% of our total assets in liquid cash or investments portfolio, which is actively managed by our directors and officers and invest primarily in equity investments on a long and short basis.  Our cash management policy which requires that we actively invest our excess cash into stocks, bonds and other securities is intended to provide us greater levels of liquidity and current income.  We use proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds.  Where necessary, we use seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

Reporting

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. The Company did not incur any advertising and marketing expenses for the period December 31, 2019 to June 30, 2020

Revenue Recognition

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

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of June 30, 2020.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of June 30, 2020, the Company had no accrued interest or penalties.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2019	$45,396	$-	$-
Investments – trading securities – June 30, 2020	$47,368	-	-

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

The Company does not have operating and financing leases as of June 30, 2020. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

Investments in equity securities as of June 30, 2020 are summarized based on the following:

June 30, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$23,896	$4,379	$28,275
Options	27,874	(8,781)	19,093
Investments - Trading Securities	$51,770	$(4,402)	$47,368

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

January 1, 2020 to June 30, 2020	Amount

Total beginning balance - fair market	$45,396
Total investment purchases - cost	241,944
Total investment sales - cost	(232,121)
Unrealized losses	(7,851)
Investment - Trading Securities	$47,368

4.         MARGINAL LOAN PAYABLE

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at June 30, 2020 is $4,541

5.         LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	June 30, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$160,801	$41,200

May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	221,498	-
Total Line of credit - related party	382,299	41,200
Less current portion	(160,801)	(41,200)
Total Line of credit, non-current portion - related party	$221,498	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with maturity date of February 15, 2020. On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $29,199 as of June 30, 2020

Los Angeles Community Capital - $1,500,000 line of credit

            On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $1,278,502 as of June 30, 2020.

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

Net trading revenue consisted of the following:

January 1, 2020 to June 30, 2020	Amount
Revenue from sale of securities	$232,150
Cost of securities	(172,143)
Net gain from sales of investments under trading securities	$60,007

7.         EARNINGS (LOSS) PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2020 to June 30, 2020, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2020 to June 30, 2020	Amount
Net income	$(18,336)
Dividends	-
Stock option	-
Adjusted net loss attribution to stockholders	$(18,336)

Weighted-average shares of common stock outstanding
Basic and Diluted	27,724,687
Net changes in fair value at end of year
Basic and Diluted	$(0.00066)

8.         INCOME TAXES

As of March, the Company had a net operating loss carry forward of $7,334, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 40% for its tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2020 net operating loss carry forwards of approximately $0.00 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating income carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

January 1, 2020 to June 30, 2020	Amount
Deferred tax assets:
Deferred tax assets (40% of net operating loss)	$7,334
Other temporary differences	-

Total deferred tax assets	7,334
Less- valuation allowance	(7,334)
Total deferred tax assets	$-

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the period January 1, 2020 to June 30, 2020.

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

9.         RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $26,799 as of June 30, 2020.

•         Line of Credit – On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $1,280,902 as of June 30, 2020.

10.       REAL ESTATE INVESTMENTS

 At June 30, 2020 and December 31, 2019 investment properties consist of:

	Real Estate Investments
	June 30, 2020	December 31, 2019
SFR - 11253 S New Hampshire Ave, LA, CA 90044	$321,498	-
Total Real Estate Investments	$321,498	$ -

On May 20, 2020 the Company acquired land and building located at 11253 S New Hampshire Ave, Los Angeles, CA 90044, to hold as investment property for $321,498.  The property is located in an Opportunity Zone area of Los Angeles County.  The Company used $100,000 from its operating cash and borrowed the rest of the acquisition cost from a related party lender.

The property is a single family residence that will require rehabilitation in the range of $25,000 - $45,000 before we could put it up for sale. The previous owners moved on to other location.  There is no rental history on the property but believe that its location in an opportunity zone made it very attractive for Opportunity Zone activities.

The primary intention of the Company is to improve the property and then sell it for profit.  Our LOC contemplates payment of a developer fee of 10% of sale price/amount of each property sold that was bought with the loan. If the Company finds that it could not sell it for profit due to then prevailing market conditions, it would utilize any of the current first-time-homebuyer low-income housing programs in Los Angeles, wherein the Company would agree for the property to be subjected to affordability covenants in order to qualify for HUD-Home subsidies to assist in the sale of the property.  The company believes that this first acquisition would help it to start building a robust portfolio of activities in opportunity zone census tracks.

11.       COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no real property and do not presently owned any interests in real estate. 30% of the total office space was allocated for its office use and the rent would be shared with two other related organizations controlled by the director. At present, there is no written lease with the landlord and the rent is on a month-to-month basis.

The Company’s executive, administrative and operating offices are located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

12.       SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2020 up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2020.

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

Givemepower is primarily focused on: (1) creating and empowering black entrepreneurs and businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  Our financial services division has not started operations, but intends to conduct operations in the areas of private equity and business lending, investing in young black entrepreneurs and seeding their viable business plans and ideas. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

The transaction above was accounted for as a “reverse merger” and recapitalization amongst PubCo, Goldstein, and Alpharidge since the stockholders of Alpharidge will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity immediately following the completion of the transaction, the stockholders of PubCo will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and PubCo’s senior management will dominate the management of the combined entity immediately following the completion of the transaction. Accordingly, Alpharidge will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the PubCo. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Alpharidge and are recorded at the historical cost basis of Alpharidge. As a result, Alpharidge is the surviving company and the financial statements presented are historical financial accounts of Alpharidge.

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

We are a small company with limited resources, capital base, and insignificant revenue from operations, minimal assets to generate future revenue.    There is no guarantee that we could raise sufficient capital to implement our business plan and achieve profitability.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of June 30, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operations

Plan of Operation for the Next Twelve (12) Months

As GMPW moves ahead to implement its business plan, the Company begin to identify, acquire and complimentary businesses and internally-manage a real estate holdings focused on affordable housing, Opportunity Zone and urban revitalization across the United States.  We plan to acquire both single family residence (SFR) and multi-family and commercial properties including sale-leaseback transactions and third-party purchases. On our commercial properties (opportunity zone) we expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We plan to conduct our affordable housing business through a traditional umbrella partnership real estate holding company, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We shall be the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership.

GMPW through Alpharidge Capital, currently own one real property located in an opportunity zone in Los Angeles County.  The total cost of the property as at June 30, 2020 is $321,497.71.  Because the property is in early stage of rehabilitation, it is expected that the eventual cost would increase far above $321,497.71 before the company could put the properties to productive use.  Using the real properties as collateral, we believe that we could always obtain the capital needed to acquire and rehabilitate properties.

There is no assurance that we would be able to put the property to good use such as renting it to eligible low-income family / tenant.  If we are unable to put them to productive use, we would be forced to sell them and use the money generated from the sales to pay off the loans used to acquire them.

To effectively fund our business plan, we must raise additional capital.   But there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold profitable businesses and real properties.  Moreover, there can be no assurance that we will be able to raise the capital necessary to execute our business plan and also to acquire, own or hold complimentary businesses and real properties.

Within the next twelve months, we intend to use income generated from our operations to hire employees that would help us to raise capital to build our company.  There is no assurance that we would be able to generate income from our operations in the near future.

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; complete rehabilitation of the opportunity zone located property and put it to good use)
    Identify 4 other properties to acquire
    Identify 2 profitable businesses to acquire
    Sign purchase agreement with the sellers of the 2 profitable businesses and 4 properties identified above;
    Acquire and consolidate the revenue from those six acquisitions.
  Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).
    Integrate acquisitions into GMPW’s model – consolidate the management of the acquired businesses and properties including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
    Start Crowdfund Raise of $50 million for Opportunity Zone acquisitions and use the proceeds to effectuate our business plan.
    Complete and file quarterly reports and other required filings for the quarter
  Month 6-9:  Phase 3 (1-3 months in duration; $5 million in estimated fund receipt)
    Identify and acquire 2 profitable businesses and 4 properties that are complementary/similar properties or assets in the target market
  Month 9-12: Phase 4  (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
    Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
    Acquire 2 profitable businesses and 4 more properties especially in regions where RE is at or below their book-value.
  Operating expenses during the twelve months would be as follows:
    For the five months through December 31, 2020, we anticipate to incur general and other operating expenses of $238,000.
    For the six months through July 31, 2021 we anticipate to incur additional general and other operating expenses of $382,000.

As noted above, the execution of our current plan of operations requires us to raise significant additional capital immediately. If we are successful in raising at least $620,000 in capital, we hope that the Company will have sufficient cash resources to fund its plan of operations for the next twelve months. If we are unable to do so, our ability to continue as a going concern will be in jeopardy, likely causing us to curtail and possibly cease operations.

We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations. The inability to secure additional capital would have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. At present, we have no committed external sources of capital, and do not expect any significant product revenues for the foreseeable future. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

Results of Operations

Three Months ended June 30, 2020

Net gain from sales of investments under trading securities ― The Company recorded $24,821 in net gain from sales of investments under trading securities for the three months ended June 30, 2020 as compared to $0.00 for the same period of June 30, 2019.

Operating Expenses ― Total operating expenses for the three months ended June 30, 2020 was

$5,313 as compared to $0.00 in the same period in, 2019, due to the company’s incorporation as of August 2019.

Net income ― Net income for three months ended June 30, 2020 was $15,106, as compared to net loss of $0 for the six months ended June 30, 2019.

Six Months ended June 30, 2020, as Compared to Six Months ended June 30, 2019

 Net gain from sales of investments under trading securities ― The Company recorded $60,007 in net gain from sales of investments under trading securities for the six months ended June 30, 2020 as compared to $0.00 for the same period of June 30, 2019.

Operating Expenses ― Total operating expenses for the six months ended June 30, 2020 was $10,515 as compared to $0.00 in the same period in, 2019, due to increased operating activities during the period ended June 30, 2020.

Net Loss ― Net loss for six months ended June 30, 2020 was $18,336, as compared to net loss of $0 for the six months ended June 30, 2019.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, the Company had a working capital deficit of $117,957, consisting of $17 in cash, $47,385 in Trading Securities $4,541 of marginal loan payable, and $160,801 of line credit.

The Company had $47,368 inventory of Trading Securities as of June 30, 2020 as compared to $0.00 for the period ending December 31, 2019.

For the six months ended June 30, 2020, the Company used $20,320 on operating activities, used $321,498 on investing activities and generated $341,335 from financing activities, resulting in a decrease in total cash of $483 and a cash balance of $17 for the period. For the six months period ended June 30, 2019, the Company used cash of $0.00 in operating activities, used cash of $0.00 for investing activities and obtained cash of $0.00 from financing activities, resulting in an increase in cash of $0.00 and a cash balance of $0.00 at the end of such period.

Total Notes Payable for related and unrelated parties increased by $341,323 from the fiscal year ended December 31, 2019 of $45,517.

As of June 30, 2020, total stockholders’ deficit increased to $17,957 from $(379) as of December 31, 2019.

As of June 30, 2020, the Company had a cash balance of $17 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: August 20, 2020	By:	/s/ Frank I Igwealor
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

Date: August 20, 2020

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

Date: August 20, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GIVEMEPOWER CORPORATION (the “Company”) on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: August 20, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.