Form 10-Q
period 2020-09-30
GIVEMEPOWER CORP
filed 2020-11-23
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 000-31006

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

As of November 20, 2020, there were 27,724,687 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS

(Unaudited)
September 30, 2020		December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$5,340	$500
Investments - trading securities	22,961	45,396
Accounts receivable	152	-
Total Current Assets	28,453	45,896

Property and equipment, net	13,249
Investments - real estate	$970,148	$-
Total assets	1,011,850	45,896

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	943
Accrued interest	1,406
Marginal loan payable	5,524	4,317
Line of credit - related party, current portion	163,632	41,200
Total Current Liabilities	$171,505	$45,517

Long-Term Liabilities:
Notes payable - net of current portion	$150,000	$-
Line of credit - related party, net of current portion	766,718	0
Total Long-Term Liabilities	916,718	0
Total Liabilities	$1,088,223	$45,517

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 and 10,000,000 shares authorized, 0 and I,000,000 issued and outstanding as at December 31, 2019 and September 30, 2020 respectively.	3	$-

Common Stock, $0.001 par value, 49,000,000 and 1,200,000,000 shares authorized, 27,724,687 issued and outstanding as at December 31, 2019 and September 30, 2020 respectively.	1,975	$-
Additional paid in capital	53,763	-
Accumulated deficit	(132,114)	379
Total Stockholders’ Equity (Deficit)	$(76,373)	$379
Total Liabilities and Stockholders’ Equity (Deficit)	1,011,850	45,896

The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Nine Months Ended September 30		Three Months Ended September 30
	2020	2019	2020	2019
Trading securities revenue:
Sales of investments under trading securities	$261,400	$-	$29,250	$-
Cost of sales - trading securities	182,206	-	10,063	-
Net gain from sales of investments under trading securities	79,194	-	19,187	-

Property revenue:
Sales of investment under property	1,205,000
Cost of sales - property	1,179,827
Net gain from sales of investments property	25,173	-	-	-

Operating expenses:
General and administrative	128,083		22,271
Total operating expenses	128,083	-	22,271	-

Income (loss) from operations	(23,716)		(3,084)

Other income (expense):
Interest expense, net	(1,590)		(1,549)
Unrealized gain (loss)	(107,187)	-	(39,359)	-
Total other expense, net	(108,777)	-	(40,908)	-
Loss before income tax provision	(132,493)	-	(43,992)	-

Income tax provision	-		-	-

Net loss	$(132,493)	$-	$(43,992)	$-

Earnings (loss) per Share: Basic and Diluted	$(0.005)	$-	$(0.002)	$-

Weighted Average Common Shares Outstanding: Basic and Diluted	27,724,687	27,724,687	27,724,687	27,724,687

The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance as of July 1, 2020	1	$ -	27,724,687	$ -	$ -	$ (88,122)	$ (88,122)
Issuances of preferred stock	1,000,000	3	-	-	-	-	3
Issuances of common stock				1,975	-	-	1,975
Acquisition of business	-	-	-	-	53,763	-	53,763
Net loss						(43,992)	(43,992)
Balances - September 30, 2020	1,000,001	$ 3	27,724,687	$ 1,975	$ 53,763	$ (132,114)	$ (76,373)
	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balances - July 1, 2019	-	$ -	-	$ -	$ -	$ -	$ -
Issuances of preferred stock	1	-	-
Issuances of common stock		-	27,724,684	-	-	-	-

Balances - September 31, 2019		$ -	27,724,684	$ -	$ -	$ -	$ -
	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance as of January 1, 2020	1	$ -	27,724,687	$ -	$ -	$ 379	$ 379
Issuances of preferred stock	1,000,000	3	-	-	-	-	3
Issuances of common stock				1,975	-	-	1,975
Acquisition of business	-	-	-	-	53,763	-	53,763
Net loss						(132,493)	(132,493)
Balances - September 30, 2020	1,000,001	$ 3	27,724,687	$ 1,975	$ 53,763	$ (132,114)	$ (76,373)
	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balances - January 1, 2019	-	$ -	-	$ -	$ -	$ -	$ -
Issuances of preferred stock	1	-	-
Issuances of common stock		-	27,724,684	-	-	-	-

Balances - September 31, 2019		$ -	27,724,684	$ -	$ -	$ -	$ -

The accompanying notes to unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(unaudited)

Nine Months Ended September 30, 2020
Cash flows from operating activities:
Depreciation	$6,579
Cash from sales of trading securities	253,246
Fund disbursed	(15,662)
Accrued interest	1,394
Purchase of trading securities	(266,958)

Net cash used in operating activities	(21,401)

Cash flows from investing activities:
Acquisition of businesses	(24,152)
Payment for real estate investment	(970,148)
Purchase of fixed assets	(19,828)
Net cash used in investing activities	(1,014,128)

Cash flows from financing activities
Proceeds from issuance of notes payable	150,000
Proceeds from issuance of marginal loan payable	1,219
Proceeds from issuance of line of credit - short term - related party	122,432
Proceeds from issuance of line of credit - long term - related party	766,718
Net cash provided by financing activities	1,040,369

Net increase in cash	4,840
Cash at the beginning of the period	500
Cash at end of the period	$5,340
Supplemental disclosures of cash flow information Cash paid during the period for:
Interest paid	$115.49
Income taxes paid	$0

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

GiveMePower Corporation is one of the few black-controlled public companies in America. The Company operates and manages a portfolio of financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  The Company’s financial services division has not started operations, but intends to conduct operations in the areas of private equity and business lending, investing in young black entrepreneurs and seeding their viable business plans and ideas. The Company’s real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001, to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States. The PubCo has been dormant and non-operating since year 2009. PubCo is a public reporting company registered with the Securities Exchange Commissioner (“SEC”). In November 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since November 2009.

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

They manufacture and wholesale custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy.

            As discussed in Note 12, on September 16, 2020, as part of its sales of unregistered securities to certain corporation related to its President and CEO, the Company, for $3 in cash and 1,000,000 shares of its preferred stock, acquired 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation.  This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains.

The consolidated financial statements of the Company therefore include its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Current Business and Organization - Alpharidge

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

•         Cash Management, Opportunistic and Event-Driven Investments:    The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis.  The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income.  The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds.  Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.  CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale.  The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, its specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:



Owning Specialized Real Estate Properties and Assets for Income.  The Company intends to acquire multifamily housings, economic development real estates, hemp farms, CBD processing facilities and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased licensed growers who will continue their cultivation operations after its acquisition of the property. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.



Owning Specialized Real Estate Properties and Assets for Appreciation.  The Company intends to lease its acquired properties under long-term, triple-net leases. However, from time to time, the Company may elect to sell one or more properties if the Company believes it to be in the best interests of its stockholders. Accordingly, the Company will seek to acquire properties that it believes also have potential for long-term appreciation in value.

	Affordable Housing. Its motto is: “acquiring distressed/troubled properties, securing generous government subsidies, empowering low-income families, and generating above-market returns to investors.”


Preserving Financial Flexibility on the Company’s Balance Sheet. The Company intends to focus on maintaining a conservative capital structure, in order to provide us flexibility in financing its growth initiatives.

Current Business and Organization - CBDX

Cannabinoid Biosciences, Inc. (“CBDZ”), a California corporation was incorporated on May 6, 2014, to operate as a biotechnology and specialty pharmaceutical holding company that engages in the discovery, development, and commercialization of cures and novel therapeutics from cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform suitable for specific treatments in a broad range of disease areas. CBDZ engages in biopharmaceutical research and development operation with aim of identifying viable drug candidates to go into clinical trials and if successful, be submitted to the FDA for approval.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. Inter-company balances and transactions have been eliminated upon consolidation.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of GiveMePower Corporation and all of its controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which the company does not have control, but it has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. The company consolidates variable interest entities if it is deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which the company is determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made. For convenience and ease of reference, the company refers to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income” throughout the Notes to the Consolidated Financial Statements.

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties — the company is subject to the risks arising from COVID-19's impacts on the residential real estate industry. The Company’s management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on its future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals' investment portfolios, and more stringent mortgage financing conditions. In addition, the company has considered the impacts and uncertainties of COVID-19 in its use of estimates in preparation of its consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the three and six months ended September 30, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. The Company incurred $16,325 in advertising and marketing expenses for the nine months ended September 30, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from: (1) sales of investment properties, and (2) sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Net investment properties primarily consist of revenues from purchasing properties from auctions and open market and selling after the Company improves the properties. The investment expenses that is deducted from sales consist of closing costs, commissions, developer's fees, escrow & title fee, property taxes, recording charges, and seller credit.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of September 30, 2020.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of September 30, 2020, the Company had no accrued interest or penalties.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2019	$45,396	$-	$-
Investments – trading securities – September 30, 2020	$22,961	-	-

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

The Company does not have operating and financing leases as of September 30, 2020. The adoption of ASC 842 did not materially impact its results of operations, cash flows, or presentation thereof.

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

Investments in equity securities as of September 30, 2020 are summarized based on the following:

September 30, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$22,366	$(6,403)	$15,963
Options	20,955	(13,957)	6,998
Investments – Trading Securities	$43,321	$(20,360)	$22,961

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

Nine months ended September 30, 2020	Amount

Total beginning balance - fair market	$45,396
Total investment purchases - cost	217,251
Total investment sales - cost	(181,717)
Unrealized losses	(57,969)
Investment - Trading Securities	$22,961

4. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

As of September 30, 2020, the Company has two available-for-sale real estate properties with a carrying amount of $970,148:

	Purchase Cost	Leasehold improvement	Total cost at September 30, 2020

SFR – 11253 S New Hampshire, 90044	$321,498	$38,323	$359,821
SFR – 4904 S Wilton Place, 90062	498,984	111,343	610,327
Investments – Trading Securities	$820,482	$149,666	$970,148

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

 The Company purchased the 11253 S New Hampshire, Los Angeles, CA 90044 property in June of 2020 at a cost of $321,498.  The Company financed the purchase with borrowing from its controlling shareholder.  The Company’s goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing.  As of September 30, 2020, the Company has expended $38,323 on improvement of the property.

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought in April, 2019 for $498,984.  Its goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing.  As of September 30, 2020, the Company has expended $111,343 on improvement of the property.

5.         MARGINAL LOAN PAYABLE

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of September 30, 2020 is $5,524.

6.         SBA LOAN PAYABLE

On July 3, 2020, the Company entered into SBA loan the amount of $150,000 with maturity date of July 2, 2050. The SBA loan bears interest at 3.75% per annum. Repayment starts on 12 months after closing.

Total interest expense was $1,406 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $1,406 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

7.         LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	September 30, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$163,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	766,718	-
Total Line of credit - related party	930,350	41,200
Less: current portion	(163,632)	(41,200)
Total Line of credit - related party	$766,718	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $26,368 as of September 30, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $733,282 as of September 30, 2020.

8.         NET TRADING REVENUE

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

Net trading revenue consisted of the following:

Nine Months Ended September 30, 2020	Total
Revenue from sales of securities	$261,400
Cost of securities	(182,206)
Net trading revenue	$79,194

9.         SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

10.       EARNINGS (LOSS) PER SHARE

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period nine months ended September 30, 2020, as there are no potential shares outstanding that would have a dilutive effect.

Nine Months Ended September 30, 2020	Amount
Net loss	$(132,493)
Dividends	-
Stock option	-
Adjusted net loss attribution to stockholders	$(132,493)

Weighted-average shares of common stock outstanding
Basic and Diluted	27,724,687
Net changes in fair value at end of year
Basic and Diluted	$(0.005)

11.       INCOME TAXES

As of September 30, 2020, the Company had a net operating loss carry forward of $132,493, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 40% for its tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2020 net operating loss carry forwards of approximately $0 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating income carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

Nine Months Ended September 30, 2020	Amount
Deferred tax assets:
Net operating income	$52,997
Other temporary differences	-

Total deferred tax assets	52,997
Less- valuation allowance	(52,997)
Total deferred tax assets	$-

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the period nine months ended September 30, 2020.

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

12.       RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2020, the Company had drawn $163,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $1,280,902 as of September 30, 2020.

•         In addition, during the nine months ended September 30, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by its CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

13.       COMMITMENTS AND CONTINGENCIES

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

14.       SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2020 up through November 2, 2020, the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2020.

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

Business History

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on September 7, 2001 to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States. The PubCo has been dormant and non-operating since year 2009. PubCo is a public reporting company registered with the Securities Exchange Commissioner (“SEC”). In November 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since November 2009.

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

On September 16, 2020, as part of its sales of unregistered securities to certain corporation related to our President and CEO, the Company, for $3 in cash and 1,000,000 shares of its preferred stock, acquired 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation.  This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein we consolidate all investees operating results if we expect to assume more than 50% of another entity’s expected losses or gains.

The consolidated financial statements of the Company therefore include its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”).

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

Community Economic Development Capital, LLC.

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.  CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale.  The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, our specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry.

Cannabinoid Biosciences, Inc.

Cannabinoid Biosciences, Inc. (“CBDZ”), a California corporation was incorporated on May 6, 2014, to operate as a biotechnology and specialty pharmaceutical holding company that engages in the discovery, development, and commercialization of cures and novel therapeutics from cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform suitable for specific treatments in a broad range of disease areas. CBDZ engages in biopharmaceutical research and development operation with aim of identifying viable drug candidates to go into clinical trials and if successful, be submitted to the FDA for approval.

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

Malcom Wingate Cush Franklin LLC (“Black-Wealth-Gateway”)

Malcom Wingate Cush Franklin LLC (a ”Black-Wealth-Gateway”) operates and manages a portfolio of Retail Banking, Commercial Banking, Investment Banking, Institutional Client Services, Securities, Investing, Lending and Investment Management assets and operations.  Black-Wealth-Gateway owns directly or indirectly, shares of common stock of several active banking and financial services subsidiaries in which Black-Wealth-Gateway exercises control.

Black-Wealth-Gateway Mission

The Black-Wealth-Gateway is a financial institution that creates, aggregates, facilitates, builds, grows, promotes, preserves and redistributes wealth to black persons.  The Black-Wealth-Gateway was founded on 13th day of September, 2014, when certain of the descendants of Cush, the eldest son of Ham, a son of Noah, resolved to establish a bank, a financial services company to: (1) cater to black persons banking needs, (2)  finance projects that primarily benefit black persons, (3) capitalize viable ideas by black persons, (4) fund wealth creation and community economic development visions of black persons, (5) invest in black entrepreneurs, and (6) empower black men and women across the earth to pursue worthy dreams and build great communities and cities like Nimrod (Genesis 10:8-12).  The premier Black-Wealth-Gateway shall be headquartered in the United States of America, the land of the free and home to the brave; a land where providence had strategically place many of the best of the descendants of Cush.  The bank will transact and promote activities across the earth to-and-fro beyond the rivers of Cush (Zephaniah. 3:10 (NIV)).  The purpose of the establishment of this entity is to promote and carter to the financial and economic interest of black people, therefore, it shall be called or referred to as the Black Bank (Jeremiah 13:23).  The Black Bank will harvest and finance the implementation of the bests of the ideas and visions of our forebears from Cush to Nimrod, Marcus Garvey, Booker T. Washington, W.E.B Dubois, Rev. Martin Luther King Jr., Patrice Lumumba, Thomas Sankara, Toussaint Louverture and Steve Biko for the prosperity and wellbeing of black people across the face of the earth.

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

Private Equity.   Our leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries, would not only create new jobs in distressed neighborhoods of the United States, but would create wealth for our employees and investors.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of September 30, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operation for the Next Twelve (12) Months

As GMPW moves ahead to implement its business plan, the Company begins to identify, acquire and complimentary businesses and internally-manage real estate holdings focused on affordable housing, Opportunity Zone and urban revitalization across the United States.  We plan to acquire both single family residence (SFR) and multi-family and commercial properties including sale-leaseback transactions and third-party purchases. On our commercial properties (opportunity zone) we expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

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

GMPW through Alpharidge Capital and CED Capital currently own two real properties located in Los Angeles County.  The total cost of the property as of September 30, 2020 is $970,148.  It is expected that the eventual cost would of the properties would increase far above $970,148 before the company could put the properties to productive use.  Using the real properties as collateral, we believe that we could always obtain the capital needed to acquire and rehabilitate properties.

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
  Operating expenses during the twelve months would be as follows:
    For the nine months through April 30, we anticipate to incur general and other operating expenses of $338,000.
    For the nine months through October 31, 2021 we anticipate to incur additional general and other operating expenses of $382,000.

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

Components of Our Results of Operations

Revenue—We generate revenue primarily from net revenue from trading, commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and from the sale of homes.

Properties Revenue—Properties revenue consists of revenue earned when we sell homes that we previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home.

Intercompany Eliminations—Revenue earned from transactions between operating segments are eliminated in consolidating our financial statements. Intercompany transactions primarily consist of services performed from our real estate services segment for our properties segment.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of home-touring and field expenses, listing expenses, home costs related to our properties segment, office and occupancy expenses, and depreciation and amortization related to fixed assets and acquired intangible assets. Home costs related to our properties segment include home purchase costs, capitalized improvements, selling expenses directly attributable to the transaction, and home maintenance expenses.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are the mix of revenue from our relatively higher-gross-margin real estate services segment and our relatively lower-gross-margin properties segment, real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for properties, the home purchase costs.

 Results of Operations

Three Months ended September 30, 2020

Revenue and net gain from sales of investments under trading securities ― The Company recorded $19,187 in net gain from sales of investments under trading securities for the three months ended September 30, 2020 as compared to $0 for the same period of September 30, 2019.  The Company did not record any other revenue for the period under review.

Operating Expenses ― Total operating expenses for the three months ended September 30, 2020 was $22,272 as compared to $0 in the same period in, 2019.

Net Loss ― Net loss for three months ended September 30, 2020 was $43,992, as compared to net loss of $0 for the nine months ended September 30, 2019.

Nine Months ended September 30, 2020, as Compared to Nine Months ended September 30, 2019

 Revenue and net gain from sales of investments under trading securities ― The Company recorded $79,194 in net gain from sales of investments under trading securities and $25,173 in net gain from sales of investment under properties, for the nine months ended September 30, 2020 as compared to $0 for the same period of September 30, 2019.

Operating Expenses ― Total operating expenses for the nine months ended September 30, 2020 was $128,083 as compared to $0 in the same period in, 2019, due to increased operating activities during the period ended September 30, 2020.

Net Loss ― Net loss for nine months ended September 30, 2020 was $132,493, as compared to net loss of $0 for the nine months ended September 30, 2019.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, the Company had a working deficit of $143,052, consisting of $5,340 in cash, $22,961 in Trading Securities, $152 in accounts receivable, minus $943 of accrued expense, $1,406 in accrued interest, $5,542 in marginal loan payable, and $163,632 of line credit.

The Company had $22,961 inventory of Trading Securities as of September 30, 2020 as compared to $0 for the period ending December 31, 2019.

For the nine months ended September 30, 2020, the Company used $21,401 on operating activities, used $1,014,128 on investing activities and generated $1,040,369 from financing activities, resulting in an increase in total cash of $4,840 and a cash balance of $5,340 for the period. For the nine months period ended September 30, 2019, the Company used cash of $0 in operating activities, used cash of $0 for investing activities and obtained cash of $0 from financing activities, resulting in an increase in cash of $0 and a cash balance of $0 at the end of such period.

Total notes payable for related and unrelated parties increased by $1,040,357 for the period ended September 30, 2020, compared to the fiscal year ended December 31, 2019 of $45,517.

As of September 30, 2020, total stockholders’ deficit increased to $76,373 compared to total stockholders’ equity of $379 as of December 31, 2019.

As of September 30, 2020, the Company had a cash balance of $5,340 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2020:

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

●	although we have recently established an independent audit committee of our Board of Directors, the establishment is very young and may not have made significant difference;

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

While we have established an audit committee of our Board of Directors comprised of two independent directors,  if and when our financial resources allow, we plan to take a number of additional actions to correct these material weaknesses including, but not limited to, hiring a full-time Chief Financial Officer, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 4, 2020, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2020, the Company issued 0 shares of its common stock.  The Company issued 1,000,000 shares of its preferred stock to an entity controlled by our President and CEO as part of consideration for the acquisition of two operating businesses.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: November 23, 2020	By:	/s/ Frank I Igwealor
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

Date: November 23, 2020

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

Date: November 23, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GIVEMEPOWER CORPORATION (the “Company”) on Form 10-Q for the quarter ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: November 23, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.