Form 10-K
period 2020-12-31
GIVEMEPOWER CORP
filed 2021-04-14
CIK 1064722

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☑              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of December 31, 2020, the Company had 19,418,181 common shares held by non-affiliates. The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $776,727 using the average bid and ask price on that day of $0.0400.

Number of shares outstanding of the registrant’s common stock as of December 31, 2020:  42,724,687 shares.

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

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  This Offering represents the commencement of the Banking and financial services division of our business. This Offering will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI)  enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State.  This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, ML and Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on block-chain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

On December 31, 2020, PubCo sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge. As a result, Alpharidge become a wholly owned subsidiary of PubCo as of December 31, 2020.

The Company’s operating structure did not change as a result of the change of control, however, following the transaction on December 31, 2019, in which Goldstein Franklin, Inc. acquired control of the Company, Goldstein transferred one of its operating subsidiaries, Alpharidge Capital LLC into GMPW to become one of the Company’s operating subsidiaries.

Alpharidge Capital LLC (“Alpharidge”) was formed under the laws of the State of California on August 30, 2019. Alpharidge has two distinct lines of businesses that comprise: (1) a specialty biopharmaceutical holding company focused on building portfolio of real estate investment properties and equity positions in select companies within select industries; and (2) an event-driven investment management operation that invests in equities, warrants, bonds and options of public and private companies in America and across the globe.

Prior to the transaction, the Company sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States.

On September 16, 2020, as part of its sales of unregistered securities to Kid Castle Educational Corporation, company related to, and controlled by GMPW President and CEO, the Company, for $3 in cash and 1,000,000 shares of its preferred stock, acquired 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation.  This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains.  The 1,000,000 shares of our preferred stock sold to Kid Castle Educational Corporation gave to Kid Castle, approximately 87% voting control of Givemepower Corporation.

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

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, industrial and commercial real estate, and other real estate related services.  CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale.  The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, its specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties. This strategy includes the following components:



Owning Specialized Real Estate Properties and Assets for Income.  The Company intends to acquire multifamily housings, economic development real estates, and multifamily properties. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

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

BlackBank, Blockchain-Powered Fintech, Ai and ML Enabled Lending, and CryptoCurrency Deals

The Company intends to actualize its banking and financial services operations goals through acquisition and management of (1) a one-to-four branch bank that is federally licensed in each jurisdiction; (2) a machine learning (ML) and artificial intelligence (Ai)  enabled loan and insurance underwriting platform; (3) blockchain-powered transaction processing and payment systems; (4) cryptocurrency transaction processing platform; and (5) emerging cryptocurrency opportunities portfolio; a combination of three of which would connects consumers, banks, institutional investors, and ensure access to the unbanked and underserved residents of majorly black communities across the United State of America.

(1)   BlackBank  - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain.  Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal.  Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct ML-Ai enabled and blockchain-powered digitized banking that is accessible to all black person and businesses across the United States.  We intend to start our banking acquisition by finding targets that operates one-four branches.  We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-powered platform to digitize its entire banking operation to cover and serve all black persons in the United States.   We believe that blockchain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

(2)   Cloud-Based Machine-Learning and Artificial Intelligence (AI) Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital (proposed $10 million offering), the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of ML-AI-enabled investors, lenders and bank partners. Consumers on the ML-AI platform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

Credit is a cornerstone of the U.S. economy, and access to affordable credit is central to unlocking upward mobility and opportunity. The FICO score was invented in 1989 and remains the standard for determining who is approved for credit and at what interest rate. (Rob Kaufman, myFico Blog: The History of the FICO Score, August 2018). While FICO is rarely the only input in a lending decision, most banks use simple, rules-based systems that consider only a limited number of variables. Unfortunately, because legacy credit systems fail to properly identify and quantify risk, millions of creditworthy individuals are left out of the system, and millions more pay too much to borrow money.  (Patrice Ficklin and Paul Watkins, Consumer Financial Protection Bureau Blog: An Update on Credit Access and the Bureau’s First No-Action Letter, August 2019).

The first generation of online lenders focused on bringing credit online. Analogous to earlier internet pioneers, these companies made shopping for and accessing credit simpler and easier for consumers and businesses. It was no longer necessary to stand in line at a bank branch, to sit across the desk from a loan officer and to wait weeks or months for a decision. These lenders enabled the emergence of personal loan products that were previously unprofitable for banks to offer. While they brought the credit process online, they inherited the decision frameworks that banks had used for decades and did not address the more rewarding and challenging opportunity of reinventing the credit decision.

GMPW intend to leverage the power of AI to more accurately quantify the true risk of a loan. The ML- AI models would be built to continuously self-upgrade, train and refine many critical components of lending risk analytics and decision-making on a real-time basis. We intend to build discrete ML- AI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. These models would be designed to incorporate multiple lending underwriting variables and utilize training dataset that accounts for varieties of repayment events.  It is also anticipated that the network effects generated by constantly improving ML- AI models would provide a significant competitive advantage—and more training data would lead to higher approval rates and lower interest rates at the same loss rate

(3)   Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”)

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the ML-AI lending platform.   Blockchain-powered Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank.  We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry.  Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow noninterest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and ML-Ai enabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in noninterest income that we believe will become a valuable source of additional future revenue as we develop and deploy blockchain-powered, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-powered payment and transaction processing system and digital currency platform.  We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency.  We believe we could effectively leverage the traditional commercial bank platform, the ML-Ai enabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

We intend to focus on the digital currency initiative as the core of our future strategy and direction. We intend to build a leadership position in the digital currency industry as a result of the BEN to enable us to establish a significant balance of noninterest bearing deposits from digital currency customer base. Over several post-acquisition years, BlackBank would have transitioned from a traditional asset based bank model focused on loan generation to a deposit and solutions based model focused on increasing noninterest bearing deposits and noninterest income. This emphasis on noninterest bearing deposits and noninterest income, is primarily associated with  digital currency, will likely result in a significant shift in BlackBank’s asset composition with a greater percentage consisting of liquid assets such as interest earning deposits in other banks and investment securities, and a corresponding decrease in the percentage of loans.  Most of our actions would be focused on developing and delivering highly scalable and operationally efficient solutions for BlackBank’s digital currency customers.

(4)  Emerging Cryptocurrency Opportunities Portfolio

The emerging cryptocurrency opportunities portfolio is the wildcard of our FINTEC business model.  While the goals are clear, because it is a wildcard, there is no outline on what to expect or how it should be run.  GMPW needs these flexibilities because many established companies are jumping into the crypocurrency opportunities on a minutes notice. For example, in 2020, Microstrategy decided to move their treasury into bitcoin as part of their cash management strategy.  Marathon Patent Group moved into cryptocurrency mining as a business model.  Overstock has been in cryptocurrency for a while.  Square and Paypal just joined the bandwagon of American companies that try to find and exploit opportunities in the crypto currency industry without abandoning their actual businesses. GMPW’s  emerging cryptocurrency opportunities portfolio would not be different.  The company would on an ongoing basis evaluate and consider investments into potentially viable cryptocurrency opportunities anywhere.

Management Capacity

GiveMePower Corporation (“GMPW”) intends to fulfill its goal to  become a financial technology company (FINTEC) that provides machine learning (ML) and artificial intelligence (AI)  enabled banking and financial services on blockchain-powered platforms, giving access to the unbanked, underserved, and residents of majorly black communities across the United State.  We would be empowered to actualize our banking and financial services operations which comprises of: (1) a one-four branch bank, (2) a ML-Ai lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency  platform. We plan to acquire a one-four branch Bank; acquire and integrate into the Bank, or build-from-the-scratch a Cloud-Based Machine-Learning and Artificial Intelligence (AI) Lending platform; and acquire and integrate into the BlackBank, or build-from-the-scratch a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency  platform.  All three would operate together as a modern digitized banking and financial services provider focusing to giving access to black entrepreneurs, black borrowers, consumers, banks, and institutional investors.

Our Banking and FINTEC business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with (1) a one-four branch bank, (2) a ML-Ai lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency  platform.  We have not selected any specific bank, Fintec or Digital Currency  Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Bank, Fintec or Digital Currency  Business acquisition target.

Our management team is comprised of two business professionals that have a broad range of experience in executive leadership, strategy development and implementation, operations management, financial policy and corporate transactions.  Our management team members have worked together in the past, at Goldstein Franklin, Inc. and other firms as executive leaders and senior managers spearheading turnarounds, rollups and industry-focused consolidation while generating shareholder value for many for investors and stakeholders.

We believe that our management team is well positioned to identify acquisition opportunities in the marketplace. Our management team's industry expertise, principal investing transaction experience and business acumen will make us an attractive partner and enhance our ability to complete a successful Business acquisition. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Although our management team is well positioned and have experience to identify acquisition opportunities in the marketplace, past performance of our management team is not a guarantee either (i) of success with respect to any Bank, Fintec or Digital Currency  business acquisition we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Bank, Fintec or Digital Currency  acquisition. You should not rely on the historical performance record of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors have not had management experience with Bank, Fintec or Digital Currency  companies in the past.

GiveMePower Corporation, prior to September 15, 2020, used to be a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties.  The Company’s real estate business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale.  As a real estate holding company, the Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States.

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition.  Our acquisition and value creation strategy will be to identify, acquire (1) a one-four branch Bank, (2) a ML-Ai lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency  platform; after bank acquisition, to integrate the ML-AI lending platform and the Blackchain into the Bank’s operations.  Our Business acquisition strategy will leverage our management team's network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

Our management team's objective is to generate attractive returns and create value for our shareholders by applying our disciplined strategy of underwriting intrinsic worth and implementing changes after making an acquisition to unlock value. While our approach is focused on the Bank, Fintec or Digital Currency  industries where we have differentiated insights, we also have successfully driven change through a comprehensive value creation plan framework. We favor opportunities where we can accelerate the target's growth initiatives. As a management team we have successfully applied this approach over approximately 16 years and have deployed capital successfully in a range of market cycles.

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an Bank, Fintec or Digital Currency  acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM.  He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring.  Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of Bank, Fintec or Digital Currency  acquisition opportunities. This network has been developed through our management team's extensive experience:

•         investing in and operating a wide range of businesses;

•         growing brands through repositioning, increasing household penetration and geographic expansion; expanding into new distribution channels, such as e-Commerce, in an increasingly omni-channel world;

•         identifying lessons learned and applying solutions across product portfolios and channels;

•         sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•         developing relationships with sellers, financing providers, advisors and target management teams; and

•         executing transformational transactions in a wide range of businesses under varying economic and financial market conditions.

•         In addition, drawing on their extensive investing and operating experience, our management team anticipates tapping four major sources of deal flow:

•         directly identifying potentially attractive undervalued situations through primary research into Bank, Fintec or Digital Currency  industries and companies;

•         receiving information from our management team's global contacts about a potentially attractive situation;

•         leads from investment bankers and advisors regarding businesses seeking a combination or added value that matches our strengths; and

•         inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

We expect this network will provide our management team with a robust flow of Bank, Fintec or Digital Currency  acquisition opportunities. In addition, we anticipate that target Bank, Fintec or Digital Currency  Business candidates will be brought to our attention by various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of this offering, members of our management team will communicate with their network of relationships to articulate the parameters for our search for a target company and a potential Business acquisition and begin the process of pursuing and reviewing potential leads.

Acquisition/Business acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target Bank, Fintec or Digital Currency  businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire Bank, Fintec or Digital Currency  companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial Bank, Fintec or Digital Currency  acquisition with a target Bank, Fintec or Digital Currency  business that does not meet these criteria and guidelines. We intend to acquire Bank, Fintec or Digital Currency  companies that source, design, develop, manufacture and distribute high-performance, affordable and fully Bank, Fintec or Digital Currency :

•         have potential for significant growth, or can act as an attractive Bank, Fintec or Digital Currency  acquisition platform, following our initial Bank, Fintec or Digital Currency  acquisition;

•         have demonstrated market segment, category and/or cost leadership and would benefit from our extensive network and insights;

•         provide operational platform and/or infrastructure for variety of Bank, Fintec or Digital Currency  models and/or services, with the potential for revenue, market share, footprint and/or distribution improvements;

•         are at the forefront of Bank, Fintec or Digital Currency  evolution around changing consumer trends;

•         offer marketing, pricing and product mix optimization opportunities across distribution channels;

•         are fundamentally sound companies that could be underperforming their potential and/or offer compelling value;

•         offer the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;

•         exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company's growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

•         will offer an attractive risk-adjusted return for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Bank, Fintec or Digital Currency  Business acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Bank, Fintec or Digital Currency  Business acquisition with a target Bank, Fintec or Digital Currency  Business that does not meet the above criteria and guidelines, we will disclose that the target Bank, Fintec or Digital Currency  Business does not meet the above criteria in our shareholder communications related to our initial Bank, Fintec or Digital Currency  Business acquisition.

Acquisition/Business acquisition Process

In evaluating a prospective target Bank, Fintec or Digital Currency  business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of Bank, Fintec or Digital Currency  facilities, as well as a review of financial and other information. We will also utilize our operational and capital allocation experience.

In order to execute our business strategy, we intend to:

Assemble a team of Bank, Fintec or Digital Currency  industry and financial experts:    For each potential transaction, we intend to assemble a team of Bank, Fintec or Digital Currency  industry and financial experts to supplement our management's efforts to identify and resolve key issues facing a target Bank, Fintec or Digital Currency  Business. We intend to construct an operating and financial plan that optimizes the potential to grow shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target Bank, Fintec or Digital Currency  business and its stakeholders that we have the resources and expertise to lead the combined company through complex and potentially turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the company.

Conduct rigorous research and analysis:    Performing disciplined, fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on a target Bank, Fintec or Digital Currency  Business.

Business acquisition driven by trend analysis:    We intend to understand the underlying purchase and industry behaviors that would enhance a potential transaction's attractiveness. We have extensive experience in identifying and analyzing evolving industry and consumer trends, and we expect to perform macro as well as bottoms-up analysis on consumer and industry trends.

Acquire the target company at an attractive price relative to our view of intrinsic value:    Combining rigorous analysis as well as input from industry and financial experts, our management team intends to develop its view of the intrinsic value of a potential Business acquisition. In doing so, our management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a Business acquisition at an attractive price relative to its view of intrinsic value.

Implement operational and financial structuring opportunities:    Our management team has the ability to structure and execute a Business acquisition that will establish a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions. We intend to also develop and implement strategies and initiatives to improve the business' operational and financial performance and create a platform for growth.

Seek strategic acquisitions and divestitures to further grow shareholder value:    Our management team intends to analyze the strategic direction of the company, including evaluating potential non-core asset sales to create financial and/or operational flexibility for the company to engage in organic and/or inorganic growth. Our management team intends to evaluate strategic opportunities and chart a clear path to take the Bank, Fintec or Digital Currency  business to the next level after the Business acquisition.

After the initial Bank, Fintec or Digital Currency  acquisition, our management team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes where appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. In doing so, our management team anticipates evaluating corporate governance, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities and properly aligning management and board incentives with growing shareholder value. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

Strategic Approach to Management.     We intend to approach the management of a company as strategy consultants would. This means that we approach business with performance-based metrics based on strategic and operational goals, both at the overall company level and for specific divisions and functions.

Corporate Governance and Oversight.    Active participation as board members can include many activities ranging from conducting monthly or quarterly board meetings to chairing standing (compensation, audit or investment committees) or special committees, replacing or supplementing company management teams when necessary, adding outside directors with industry expertise which may or may not include members of our own board of directors, providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, brand repositioning, operating efficiencies, reviewing and testing annual budgets, reviewing acquisitions and divestitures and assisting in the accessing of capital markets to further optimize financing costs and fund expansion.

Direct Operational Involvement.    Our management team members, through ongoing board service, intend to actively engage with company management. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interest of management with growing shareholder value; (iii) providing strategic planning and management consulting assistance, particularly in regards to re-invested capital and growth capital in order to grow revenues, achieve more optimal operating scale or eliminate costs; (iv) establishing measurable key performance metrics; and (v) complementing product lines and brands while growing market share in attractive market categories. These skill sets will be integral to shareholder value creation.

M&A Expertise and Add-On Acquisitions.    Our management team has expertise in identifying, acquiring and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of a Bank, Fintec or Digital Currency  business we acquire, as well as its competitive positioning. We would seek to enter into accretive Business acquisitions where our management team or an acquired company's management team can seamlessly transition to working together as one organization and team.

Access to Portfolio Company Managers and Advisors.    Through their combined 32+ year history of investing in and controlling businesses, our management team members have developed strong professional relationships with former company managers and advisors. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing its full potential shareholder returns.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Bank, Fintec or Digital Currency  acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Bank, Fintec or Digital Currency  acquisition with a target Bank, Fintec or Digital Currency  that does not meet the above criteria and guidelines, we will disclose that the target Bank, Fintec or Digital Currency  does not meet the above criteria in our shareholder communications related to our initial Bank, Fintec or Digital Currency  acquisition, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business acquisition Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential Business acquisition targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target Bank, Fintec or Digital Currency  candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Other Acquisition Considerations

We are not prohibited from pursuing an initial Bank, Fintec or Digital Currency  acquisition with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial Bank, Fintec or Digital Currency  acquisition with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial Bank, Fintec or Digital Currency  acquisition is fair to our company from a financial point of view.

Unless we complete our initial Bank, Fintec or Digital Currency  acquisition with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target Bank, Fintec or Digital Currency  or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Bank, Fintec or Digital Currency  acquisition.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement warrants following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target Bank, Fintec or Digital Currency  is an appropriate business with which to effectuate our initial Bank, Fintec or Digital Currency  acquisition. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business acquisition if the retention or resignation of any such officers and directors was included by a target Bank, Fintec or Digital Currency  as a condition to any agreement with respect to our initial Bank, Fintec or Digital Currency  acquisition.

In the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our Business acquisition.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Competition

Banking, Fintec, Digital Currency and real estate are highly competitive business sectors.   Our business is therefore highly competitive.   We are in direct competition with more established firms, private investors and management companies.   Many management companies offer similar services for business rollups and consolidations.  We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations of Banking, Fintec, Digital Currency and real estate businesses.  These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition and promotion.  For example, we tried but failed twice to acquire businesses in cryptocurrency mining and services. We failed to acquire YCO Bitcoin a Los Angeles based bitcoin ATM operations, Bitcentro and BussMeHome, a Canadian based cryptocurrency mining operation, because our competition were faster at providing the capital required to complete acquisition.

Increased competition could result in us failing to attract significant capital or maintaining them.  If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

We hope to develop and maintain competitive advantage by keeping abreast of market dynamism that is face by our industry, and by utilizing the experience, knowledge, and expertise of our management team.   Moreover, we believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

Government Regulation

Until we acquire a federally licensed bank operation, our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses.   However, we may be subject to the rules governing acquisition and disposition of businesses, banks, real estates and personal properties in each of the state where we have our operations.  We may also be subject to various state laws designed to protect buyers and sellers of businesses.   We cannot predict the impact of future regulations on either us or our business model.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property.   We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Plan of Operations

While our major focus is to find, acquire and manage a Bank, Fintec or Digital Currency, our real estate portfolio is still alive and must figure in our plan of operation.  As of December 31, 2020, we have one available-for-sale real estate property with a carrying amount of $664,111.  We bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles in 2019.  We bought a fourth property in June 2020.  During the fiscal year ended December 31, 2020, we sold two of the four properties for a total amount of $1,205,000.  We also exchanged one property (cost plus rehabilitation $367,121) with the lender for the total amount of debt ($367,121) used to acquire and rehabilitate the property. The exchange had zero impact on our profit and loss for the period. In the next twelve months, we plan on selling the remaining property and adding the proceeds obtained from the sales to other capital for acquisition of real estate, or to finance our Bank, Fintec or Digital Currency business plan.

The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Summary Risk Factors

Our business is subject to many substantial risks and uncertainties you should consider before deciding to invest in our common stock. These risks are discussed more fully in the section entitled “Risk Factors.” Some of these risks include the following:

•         We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

•         Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.

•         The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.

•         If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

•         We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.

•         Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.

•         Risks related to our digital currency initiative, including risks that that the digital currency industry may not gain widespread adoption, that legal and regulatory uncertainty regarding the regulation of digital currencies and digital currency activities may inhibit the growth of the digital currency industry, that our low-cost funding strategy may not be sustainable, that our deposits may be adversely affected by price volatility and that our further development and/or implementation of our solutions and services may not successful;

•         risks related to cybersecurity and technology, including risks that our systems may fail or be breached, that we may not have sufficient resources to keep pace with rapid technological change in the financial services industry, that our technology may malfunction and that the third-party service providers we use may experience systems failures;

•         risks related to our proposed traditional banking business, including risks that a sustained downturn of the economy in the United States or in California may adversely impact our business, that our competitors may lower their loan rates or underwriting standards, that our risk management practices or allowance for loan losses may not be sufficient and that fluctuations in interest rates and the monetary policies and regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve, may negatively impact our business; and

•         risks related to regulation, including risks that legislative and regulatory actions may increase our costs and negatively impact our business, that the capital requirements that the Bank and the Company are subject to may limit our activities and that our compliance with anti-money laundering laws may not be adequate to detect or prevent money laundering activities and could subject us to fines or regulatory actions.

•         If we are unable to continue to develop and continuously improve our proposed ML-ML- AI models or if our ML-ML- AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.

•         If our anticipated bank partners would cease or limit operations with us or if we are unable to attract and onboard new bank partners, our ML-AI lending business, financial condition and results of operations could be adversely affected.

•         The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.

•         Our business may be adversely affected by economic conditions and other factors that we cannot control.

•         Our ML- AI models have not yet been tested in any form including during down-cycle economic conditions. If our ML- AI models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of ML-AI-powered loans may be worse than anticipated.

•         If we are unable to maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.

•         Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

•         We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, our business could be adversely affected.

•         Substantially, our revenue would be derived from three main sources comprising, loan product, traditional banking services fees, and platform fees from Blackchain digital currency platform, and we are thus particularly susceptible to fluctuations in the digital currency and personal finance market

•         There are other potential difficulties that we might face, including the following:

•         Competitors may develop alternatives that render our products redundant or unnecessary;

•         We may not obtain and maintain sufficient protection of our Bank, Fintec or Digital Currency  models;

•         Our Bank, Fintec or Digital Currency  products may not become widely accepted by consumers and merchants; and

•         We may not be able to raise sufficient additional funds to fully implement our business plan and grow our business.

•         Some of the most significant challenges and risks include the following:

•         Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

•         Our revenues will be dependent upon acceptance of our Bank, Fintec or Digital Currency brand/models and product line by consumers and distributors. The failure of such acceptance will cause us to curtail or cease operations.

•         We cannot be certain that we will obtain patents for our product line or that such patents will protect us. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results.

•         The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

•         Our stock is thinly traded, sale of your holding may take a considerable amount of time.

Before you invest in our common stock, you should carefully consider all the information in this prospectus, including matters set forth under the heading “Risk Factors.”

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family properties industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the real estate industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Our primary lines of insurance coverage are property, general liability and workers’ compensation. We believe that our insurance coverages adequately insure our multifamily properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of December 31, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Where You Can Find Us

 The Company’s principal executive office and mailing address is at 370 Amapola Ave., Suite 200-A, Torrance, California 90501.

 Telephone: 310-895-1839.

Where You Can Find More Information

We have restarted filing annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Our Filing Status as a “Smaller Reporting Company”

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company,” the disclosure we will be required to provide in our SEC filings are less than it would be if we were not considered a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;
●

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”);

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and
●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Act”) for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements contained in this Form S-1 may not be comparable to companies that comply with public company effective dates. The existing scaled executive compensation disclosure requirements for smaller reporting companies will continue to apply to our filings for so long as our Company is an emerging growth company, regardless of whether the Company remains a smaller reporting company.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

ITEM 1A.	RISK FACTORS

We are subject to those financial risks generally associated with development stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the private equity industry. An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described in this prospectus and the documents incorporated by reference into this prospectus. The risks and uncertainties described in this prospectus are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business, business prospects, results of operations or financial condition. If any of the risks and uncertainties described in this prospectus or the documents incorporated by reference into this prospectus actually occurs, then our business, results of operations and financial condition could be adversely affected in a material way. In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

•

We are a small company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

•	Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.
•	The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.
•	If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
•	We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.
•	Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
•	If we are unable to build and maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.
•

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

•

We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.

•

Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

We were a small company with limited operating experience. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

•	Develop and improve the effectiveness and predictiveness of our ML- AI models;
•	Build and maintain and increase the volume of loans facilitated by our AI lending platform;
•	enter into new and maintain existing bank partnerships;
•

successfully build and maintain a diversified loan funding strategy, including bank partnerships and whole loan sales and securitization transactions that enhance loan liquidity for the Bank partners that use our loan funding capabilities;

•	successfully fund a sufficient quantity of our borrower loan demand with low cost bank funding to help keep interest rates offered to borrowers competitive;
•

maintain competitive interest rates offered to borrowers on our ML-AI platform, while enabling the Bank partners to achieve an adequate return over their cost of funds, whether through their own balance sheets or through our loan funding programs;

•	successfully build our brand and protect our reputation from negative publicity;
•	Develop and increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
•	continue to expand the number of potential borrowers;
•	successfully adjust our proprietary ML- AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
•	comply with and successfully adapt to complex and evolving regulatory environments.
•	protect against increasingly sophisticated fraudulent borrowing and online theft;
•

successfully compete with companies that are currently in, or may in the future enter, the business of providing online lending services to financial institutions or consumer financial services to borrowers;

•	enter into new markets and introduce new products and services;
•	effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
•	successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
•	attract, integrate and retain qualified employees; and
•	effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations.

If we are not able to timely and effectively address these risks and difficulties as well as those described elsewhere in this “Risk Factors” section, our business and results of operations may be harmed.

The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.

The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.

The COVID-19 pandemic may lead to a continued economic downturn, which is expected to decrease technology spending generally and could adversely affect demand for our platforms and services, in addition to prolonging the foregoing challenges in our business.

We have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, partner banks, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events, which may negatively impact our business. Furthermore, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely through the end of the first quarter of 2021. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we are unable to develop and continuously improve our ML- AI models or if our ML- AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.

Our ability to attract potential borrowers to our proposed ML-AI lending platform and build/increase the number of ML-AI-powered loans will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to develop and maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our ML- AI models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our ML- AI models do not detect and account for such errors, or any of the other components of our credit decision process fails, we may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partners to our platform, increase the number of ML-AI-powered loans or maintain or increase the average size of loans facilitated on our platform.

Our ML- AI models would also target and optimize other aspects of the lending process, such as borrower acquisition, fraud detection, default timing, loan stacking, prepayment timing and fee optimization, and our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of consumer satisfaction and with an insignificant impact on loan performance. However, such applications of our ML- AI models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to timely update model assumptions and parameters. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in such ML- AI models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.

Additionally, errors or inaccuracies in our ML- AI models could result in any person exposed to the credit risk of ML-AI-powered loans, whether it be us, our bank partners or investors in our loan funding programs, experiencing higher than expected losses or lower than desired returns, which could impair our ability to retain existing or attract new bank partners and investors to participate in our loan funding programs, reduce the number, or limit the types, of loans bank partners and investors are willing to fund, and limit our ability to increase commitments under our warehouse and other debt facilities. Any of these circumstances could reduce the number of ML-AI-powered loans and harm our ability to maintain a diverse and robust loan funding program and could adversely affect our business, financial condition and results of operations.

Continuing to improve the accuracy of our ML- AI models would be central to our business strategy. However, such improvements could negatively impact transaction volume, such as by lowering approval rates.  While we believe that continuing to improve the accuracy of our ML- AI models is key to our long-term success, those improvements could, from time to time, lead us to reevaluate the risks associated with certain borrowers, which could in turn cause us to lower approval rates or increase interest rates for any borrowers identified as a higher risk, either of which could negatively impact our growth and results of operations in the short term.

Risks Related to the Digital Currency Industry

The characteristics of digital currency have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.

Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the Securities and Exchange Commission, or the SEC, Commodity Futures Trading Commission, or the CFTC, and Federal Trade Commission, or the FTC, as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the Federal Bureau of Investigation has noted the increasing use of digital currency in various ransomware scams.

While we believe that our risk management and compliance framework, which includes thorough reviews we conduct as part of our due diligence process (either in connection with onboarding new customers or monitoring existing customers), is reasonably designed to detect any such illicit activities conducted by our potential or existing customers (or, in the case of digital currency exchanges, their customers), we cannot ensure that we will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We or our potential banking counterparties may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers (or in the case of digital currency exchanges, their customers) were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition and results of operations. For more information regarding the regulatory agencies and regulations to which we are subject, see “—Risks Related to Regulation”. Lastly, we may experience a reduction in our deposits if such an incident were to impact one of our customers, even if there was no wrongdoing on our part.

Risks Related to Our Digital Currency Initiative

The majority of the Bank’s deposits are from businesses involved in the digital currency industry. As a result, we rely heavily on the success of the digital currency industry, the development and acceptance of which is subject to a variety of factors that are difficult to evaluate.

We intend to create a technology-led digital currency infrastructure platform, including the BEN and cash management solutions, to facilitate cash transactions for the Bank’s digital currency deposit customers. This platform would drive growth of a customer base that would include some of the fastest growing companies within the digital currency industry, consisting primarily of digital currency exchanges, institutional investors and other industry participants. See “Prospectus Summary—Digital Currency Customers.”

The businesses in which these customers engage involve digital currencies such as bitcoin, other technologies underlying digital currencies such as blockchain, and services associated with digital currencies and blockchain. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies. This is a new and rapidly evolving industry, and the viability and future growth of the industry and adoption of digital currencies and the underlying technology is subject to a high degree of uncertainty, including based upon the adoption of the technology, regulation of the industry, and price volatility, among other factors. Because the sector is relatively new, your investment may be exposed to additional risks which are not yet known or quantifiable.

Bitcoin, the first widely used digital currency, and many other digital currencies were designed to function as a form of money. However, digital currencies have only recently become selectively accepted as a means of payment for goods and services and then only by some retail and commercial businesses. Use of digital currency by consumers as a form of payment is limited. Some digital currencies were built for uses other than as a substitute for fiat money. For example, the Ethereum network is intended to permit the development and use of smart contracts, which are programs that execute on a blockchain. The digital asset known as Ether was designed to facilitate transactions involving smart contracts on the Ethereum network. Many of these digital currencies are listed on digital currency exchanges and are traded and purchased as investments by a variety of market participants.

Other factors affecting the further development of the digital currency industry and our business include, but are not limited to:

•	the adoption and use of digital currencies, including adoption and use as a substitute for fiat currency or for other uses, which may be adversely impacted by continued price volatility;
•

government and quasi-government regulation of digital currencies, their use, and intermediaries and other businesses involved in digital currencies, noting in particular that the SEC has taken action against several cryptocurrency operators and has raised questions whether certain digital currency exchanges must be registered with the SEC to continue operating;

•	the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams by our customers;
•	restrictions on or regulation of access to and operation of the digital currency exchanges or other platforms that facilitate trading in digital currencies;
•	heightened risks to digital currency businesses, such as digital currency exchanges, of hacking, malware attacks, and other cyber-security risks, which can lead to significant losses;
•

developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of the BEN and negatively impact our business;

•	changes in consumer demographics and public taste and preferences;
•	the maintenance and development of the software protocol of the digital currency networks;
•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	the use of the networks supporting digital currencies for developing smart contracts and distributed applications;
•	general economic conditions and the regulatory environment relating to digital currencies; and
•	increased regulatory oversight of digital currencies and the costs associated with such regulatory oversight.

If any of these factors, or other factors, slows development of the digital currency industry, it could adversely affect our digital currency initiative and therefore have a material adverse effect on our business, financial condition and results of operation. For example, a decline in the digital currency industry that leads to a decline in deposit balances by digital currency customers would negatively affect our anticipated sources of funding. In such circumstances, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, a decline in the growth of the digital currency industry could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to implement aspects of our growth strategy, which may impact our position as the leading provider of innovative financial infrastructure solutions and services to participants in the digital currency industry and adversely affect our ability to maintain our recent growth and earnings trends.

We intend to grow, primarily through ML-AI enabled lending platform and a Blockchain-powered technology platform related to our digital currency initiative. We may not be able to execute on aspects of our growth strategy, which may impair our ability to sustain this rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient amounts of new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth, which may therefore preclude the proposed Bank from developing products and services relating to digital currency transaction flows and collateral, custodian services, international expansion of our customer base and other potential fintech opportunities.

The success of new or improved solutions and services depends on several factors, including costs, timely completion, regulatory approvals, the introduction, reliability and stability of our solutions and services, differentiation of new or improved solutions and market acceptance. There can be no assurance that we will be successful in developing and marketing our digital currency initiative in a timely manner or at all, or that our new or improved solutions and services will adequately address market demands. Market acceptance and adoption of solutions and services within our digital currency initiative will depend on, among other things, the solutions and services demonstrating a real advantage over existing products and services, the success of our sales and marketing teams in creating awareness of our solutions and services, competitive pricing of such solutions and services, customer recognition of the value of our technology and the general willingness of potential customers to try new technologies. In particular, if we are unable to achieve sufficient market adoption of the BEN, our growth strategy may be adversely affected.

Various factors, such as general economic conditions, conditions in the digital currency industry and competition with other financial institutions and infrastructure service providers, may impede or preclude the growth of our operations. Our business and the growth of our operations would be dependent on, among other things, the continued success and growth of the BEN. If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of the BEN and the API may be diminished, resulting in a decrease in our deposit balance and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to the BEN (such as the Federal Reserve’s recently announced plan to develop a virtually real-time payment system for banks, which is expected to be available as early as 2023), we could lose noninterest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth.

The success of our proposed strategy would also depend on our ability to manage our growth effectively, which would depend on many factors, including our ability to adapt the regulatory, compliance, credit, operational, technology and governance infrastructure to accommodate expanded operations, particularly as these relate to the digital currency industry. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, an inability to build and maintain growth, or an inability to effectively manage growth, could have a material adverse effect on our business, financial condition and results of operations. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our digital currency strategy.

The Bank would have large depositor relationships that would be concentrated in the digital currency industry generally and among digital currency exchanges in particular, the loss of any of which could force us to fund our business through more expensive and less stable sources.

The proposed Bank, once acquired, would be exposed to high customer concentration with our BEN exchange customers. A decision by the customers of an exchange to exit the exchange or a decision by an exchange to withdraw deposits or move deposits to our competitors could result in substantial changes in the Bank’s deposit base. Exchanges present additional risks because they have been frequent targets and victims of fraud and cyber attacks and the failure or exit of one or more exchanges as customers could have a material adverse effect on our business, financial condition and results of operations.

In addition, withdrawals of deposits by any one of the Bank’s largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. The Bank may also be forced, because of deposit withdrawals, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

The prices of digital currencies are extremely volatile. Fluctuations in the price of various digital currencies may cause uncertainty in the market and could negatively impact trading volumes of digital currencies and therefore the extent to which participants in the digital currency industry demand our services and solutions, which would adversely affect our business, financial condition and results of operations.

The value of digital currencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of digital currencies are highly speculative. The prices of digital currencies have been subject to dramatic fluctuations to date. Several factors may affect price, including, but not limited to:

•

Global digital currency supply, including various alternative currencies which exist, and global digital currency demand, which can be influenced by the growth or decline of retail merchants’ and commercial businesses’ acceptance of digital currencies as payment for goods and services, the security of online digital currency exchanges and digital wallets that hold digital currencies, the perception that the use and holding of digital currencies is safe and secure and regulatory restrictions on their use;

•

Changes in the software, software requirements or hardware requirements underlying a blockchain network. For example, a fork occurs when there is a change to a digital currency’s underlying protocol, which creates new rules for the system. Forks in the future are likely to occur and there is no assurance that such a fork would not result in a sustained decline in the market price of digital currencies;

•	Changes in the rights, obligations, incentives, or rewards for the various participants in a blockchain network;
•	The maintenance and development of the software protocol of digital currencies;
•	Digital currency exchanges deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges;
•	Regulatory measures, if any, that affect the use and value of crypto-assets;
•	Competition for and among various digital currencies that exist and market preferences and expectations with respect to adoption of individual currencies;
•	Actual or perceived manipulation of the markets for digital currencies;
•	Actual or perceived threats that digital currencies and related activities such as mining have adverse effects on the environment or are tied to illegal activities; and
•	Expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions and currency devaluations and revaluations.

The digital currency market is volatile, and changes in the prices and/or trading volume of digital currencies may adversely impact our growth strategy and our business. In particular, the impact that changes in prices and/or trading volume of digital currencies have on our deposit balance from customers in the digital currency industry is unpredictable, as any reduction in deposits attributable to such changes may be amplified or mitigated by other developments, such as the onboarding of new customers, loss of existing customers and changes in our customers’ operational and trading strategies. We have experienced deposit fluctuations over the last 18 months, which have been correlated with or contrary to the price and/or trading volume of digital currencies at various times. There can be no assurance that a decrease in the value of digital currencies would not adversely impact the amount of such deposits in the future. In addition, volatility in the values of digital currencies caused by the factors described above or other factors may impact the demand for our services and therefore have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Cybersecurity and Technology

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Our computer systems and network infrastructure, including the BEN and API, could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.

Our operations would be dependent upon our ability to protect our computer systems and network infrastructure, including the BEN, the API, and our other online banking systems, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as acts of cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a system breach.

Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not have the resources to keep pace with rapid technological changes in the industry or implement new technology effectively.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, to stay current with the industry, our business model may need to evolve as well. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful.

The technology relied upon by the Company, including the BEN, the API and our other on-line banking systems, may not function properly, which may have a material impact on the Company’s operations and financial conditions. There may be no alternatives available if such technology does not work as anticipated. The importance of the BEN, the API and our other on-line banking systems to the Company’s operations means that any problems in its functionality would have a material adverse effect on the Company’s operations. This technology may malfunction because of internal problems or because of cyberattacks or external security breaches. Any such technological problems would have a material adverse impact on the Company’s business model and growth strategy.

Many of our prospective larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience operational or other systems difficulties, terminate their services or fail to comply with banking regulations.

We intend to outsource some of our operational activities and accordingly depend on relationships with many third-party service providers. Specifically, we would rely on third parties for certain services, including, but not limited to, core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Even if we can replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the Federal Reserve, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the Federal Reserve, have also issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulties, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Traditional Banking Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

After the acquisition of the Bank, our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in interest earning deposits in other banks and securities, are sensitive to general business and economic conditions in the United States. We would solicit deposits throughout the United States and, while our primary lending market would be either the state of California or Georgia, we would purchase and originate loans throughout the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. While there has been an improvement in the U.S. economy since the 2008 financial crisis as evidenced by a rebound in the housing market, lower unemployment and higher equity capital markets, economic growth has been uneven and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, the effects of the legislation commonly known as Tax Cuts and Jobs Act of 2017, or the Tax Act, and the impact such actions and other policies the current administration may have on economic and market conditions.

Weak economic conditions are characterized by numerous factors, including deflation, fluctuations in debt and equity capital markets, a lack of liquidity and depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower levels of home sales and commercial activity. The current economic environment is characterized by lower interest rates than historically have been the case, which impacts our ability to generate attractive earnings through our loan and investment portfolios. These factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We would face strong competition from financial services companies and other companies that offer banking services.

We would operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating both within our market areas and nationally, and in respect of our digital currency initiative, we also compete with other entities in the digital currency industry, including a limited number of other banks providing services to the digital currency industry and digital currency exchanges. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic payment systems. The Banking industry is experiencing rapid changes in technology and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the 2008–2009 economic downturn has also led to increased competitive pressures on loan rates and terms for high quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive because of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate.

Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the financial condition of the borrower, the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to measure and limit the credit risk associated with our loan portfolio effectively could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

In the case of defaults on loans secured by real estate, we may be forced to foreclose on the collateral, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law that may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we intend to originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property for some period, in which case we would be exposed to the risks inherent in the ownership of real estate.  The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. Some states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws could have a material adverse effect on our business, financial condition and results of operation.

We are subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as our Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently pursue litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer the currency may adversely affect an investment in digital currencies. Additionally, a meritorious intellectual property claim could prevent investors and other end-users from accessing, holding or transferring their digital currency, which could force the liquidation of holdings of such digital currency (if liquidation is possible). As a result, intellectual property claims against large digital currency participants could adversely affect the business and operations of digital currency exchanges as well as our own.

We may not be able to protect our intellectual property rights, and may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time consuming, which could divert management resources and harm our business and financial results. Potential competitors may have the ability to dedicate greater resources to litigate intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

We may be subject to environmental liabilities relating to the real properties we own and the foreclosure on real estate assets securing loans in our loan portfolio.

In conducting our business, we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties relating to environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

The Bank’s mortgage warehouse division may not continue to provide us with significant noninterest income and interest income.

A portion of our lending would involve the funding of single family residential mortgage loans originated by third party mortgage bankers. Mortgage warehouse fee income would fluctuate with mortgage warehouse activity. The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the traditional mortgage origination business is relationship-based, and dependent on mortgage banker relationships. The loss one or more mortgage banker relationships could have the effect of reducing the level or rate of growth of our mortgage warehouse activity. Because of these factors, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income produced by the mortgage warehouse business.

The Bank’s mortgage warehouse lending business may expose us to increased lending and other risks.

Risks associated with the Bank’s mortgage warehouse loans include risks relating to the mortgage bankers to which we provide funding, including the risk of intentional misrepresentation or fraud; changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the warehouse funding we provide, due to changes in interest rates during the time in warehouse; and originations of mortgage loans that are unsalable or impaired, which could lead to decreased collateral value and the failure of a prospective purchaser of the mortgage loan to ultimately purchase the loan from the mortgage banker. Any one or a combination of these events may adversely affect our loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels, which, in turn, could adversely affect our business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations and adversely impact the Bank’s business, financial condition and results of operations.

Liquidity is essential to the Bank’s business. We would rely on the Bank’s ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could have a substantial negative effect on our liquidity and our ability to continue our growth strategy.

Additional liquidity would be provided by the Bank’s ability to borrow from the Federal Home Loan Bank of San Francisco, or the FHLB, and the Federal Reserve Bank of San Francisco, or the FRB.  The Bank may also borrow funds from third-party lenders, such as other financial institutions. The Bank’s access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact the Bank’s ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

By engaging in derivative transactions, we would be exposed to additional credit and market risk.

By engaging in derivative transactions, we would be exposed to counterparty credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what was modeled when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our revenue and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

We would be  dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is necessary for bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations.

Liquidity stress testing, interest rate sensitivity analysis and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing and the Comprehensive Capital Analysis and Review submissions, we believe that model-derived testing may become more extensively implemented by regulators in the future.

We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

The Bank’s would be subject to interest rate risk as fluctuations in interest rates may adversely affect our earnings.

Most of the Bank’s banking assets and liabilities would be monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates should move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international economic weakness and disorder and instability in domestic and foreign financial markets. In addition, the Federal Reserve has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities, which might also affect interest rates.

Interest rate increases often result in larger payment requirements for the Bank’s borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate borrowings, which could adversely affect our earnings and net interest margin if rates later increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on net interest income. If short-term interest rates remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. Such an occurrence would reduce our net interest income and could have a material adverse effect on our business, financial condition and results of operations.

The potential cessation of LIBOR and the uncertainty over possible replacements for LIBOR may adversely affect the Bank’s business.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. The potential cessation of LIBOR quotes in 2021 and the uncertainty over possible replacement rates for LIBOR creates substantial risks to the Banking industry, including us.

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have, or are expected to, select alternative reference rates denominated in other currencies. However, at this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the cost of transitioning to or the effect of any such alternatives on the value of LIBOR-based securities or the outstanding loans with interest rates based on LIBOR that the Bank had made to borrowers, including certain of the Company’s derivatives, other securities or financial arrangements given LIBOR’s role in determining market interest rates globally. If a published LIBOR rate is unavailable after 2021, the interest rates on our subordinated debentures, which are currently based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR could also cause confusion that could disrupt the capital and credit markets more broadly. Currently, the manner and impact of this transition and related developments, as well as the effect of an alternative reference rate on our future and legacy funding costs, loan and investment securities portfolios, asset-liability management and business, is uncertain.

Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and in a timely manner, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting consists of a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. As a public company, we will be required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. We will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report on Form 10-K.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards

From time to time the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

We invest a percentage of our total assets in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.

Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms that do not comply with our general underwriting standards. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and ensuring that our largest clients have relationships with our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers, other key personnel or directors leaves us or our Bank, our financial condition and results of operations may suffer because of his or her skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified personnel to replace him or her.

Negative public opinion regarding the Company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

As a community bank and service provider to the digital currency industry, our Bank’s reputation within the communities we serve is critical to our success. We believe we have built strong personal and professional relationships with our customers and are active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, including because of a successful cyberattack against us or other unauthorized release or loss of customer information, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. In addition, if the reputation of the digital currency industry as a whole is harmed, including due to events such as cybersecurity breaches, scams perpetrated by bad actors or other unforeseen developments as a result of the evolving regulatory landscape of the digital currency industry, our reputation may be negatively affected due to our connection with the digital currency industry, which could adversely affect our business, financial condition and results of operations. Our exposure to and interactions with the digital currency industry put us at a higher risk of media attention and scrutiny. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

We may not be able to raise the additional capital needed, in absolute terms or on terms acceptable to us, to fund our growth in the future if we continue to grow at our current pace.

After giving effect to this offering, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation

There is substantial legal and regulatory uncertainty regarding the regulation of digital currencies and digital currency activities. This uncertainty or adverse regulatory changes may inhibit the growth of the digital currency industry, including our customers, and therefore have a material adverse effect on the digital currency initiative.

The U.S. Congress, U.S. state legislatures, and a number of U.S. federal and state regulators and law enforcement agencies, including FinCEN, U.S. federal banking regulators, SEC, CFTC, the Financial Industry Regulatory Authority, or FINRA, the Consumer Financial Protection Bureau, or CFPB, the Department of Justice, the Department of Homeland Security, the Federal Trade Commission, the Federal Bureau of Investigation, the Internal Revenue Service, or the IRS, and state banking regulators, state financial services regulators, and states attorney generals, have been examining the operations of digital currency networks, exchanges, and digital currency businesses, with particular focus on the extent to which digital currencies can be used for illegal activities, including but not limited to laundering the proceeds of illegal activities, funding criminal or terrorist enterprises, engaging in fraudulent activities (see “—Risks Related to the Digital Currency Industry”), as well as whether and the extent to which digital currency businesses should be subject to existing or new regulation, including those applicable to banks, securities intermediaries, derivatives intermediaries, or money transmitters.

For example, FinCEN requires firms engaged in the business of administration, exchange, or transmission of a virtual currency to register with FinCEN under its money services business licensing regime. The New York DFS has established a licensing regime for businesses involved in virtual currency business activity in or involving New York, commonly known as BitLicense regime. The SEC and CFTC have each issued formal and informal guidance on the applicability of securities and derivatives regulations to digital currencies and digital currency activities. The SEC has suggested that, depending on the circumstances, an initial coin offering, or ICO, may constitute securities offerings subject to the provisions of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that some ICOs in the past have been illegal, which could, in turn, result in regulatory actions or other scrutiny against our customers or us. The SEC has also stated that venues that permit trading of tokens that are deemed securities are required to either register as national securities exchanges under Section 6 of the Exchange Act or obtain an exemption. If we or any of our digital currency customers are subject to regulatory actions relating to illegal securities offerings or are required to register as a national securities exchange under the Exchange Act, we may experience a substantial loss of deposits and our business may be materially adversely affected.

Many state and federal agencies have also issued consumer advisories regarding the risks posed to users and investors in digital currencies. U.S. federal and state legislatures, regulators and law enforcement agencies continue to develop views and approaches to a wide variety of digital currencies and activities involved in digital currencies and it is likely that, as the legal and regulatory landscape develops, additional regulatory requirements could apply to digital currency businesses, including our digital currency customers and us. U.S. state and federal, and foreign regulators and legislatures have taken legal actions against digital currency businesses or adopted restrictions in response to adverse publicity arising from hacks, consumer harm, criminal activity, or other activities related to digital currencies. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of the digital currency industry or the ability of our customers to continue to operate. This may significantly impede the viability or growth of our existing funding sources based on deposits from digital currency business as well as our digital currency initiative. In addition, we may become subject to additional regulatory scrutiny as a result of certain aspects of our growth strategy, including our plans to develop credit products for the purchase of digital currency, custodian services and to expand our international customer base.

Digital currencies and digital currency related activities also currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada and Singapore. Various foreign jurisdictions may adopt laws regulations or directives that affect digital currencies. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital currencies by users, merchants and service providers  outside the United States and may therefore impede the growth or sustainability of the digital currency industry in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the digital currency industry or our customers, which may adversely affect our digital currency initiative and could therefore result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Economic conditions that contributed to the financial crisis in 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act, which was enacted in 2010 as a response to the financial crisis, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder have affected both large and small financial institutions. The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; raised the standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Compliance with the Dodd-Frank Act and its implementing regulations has and may continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief and Consumer Protection Act,” or the Regulatory Relief Act, which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank, and to bank holding companies, or BHCs, with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. These and other changes are more fully discussed under “Supervision and Regulation—The Regulatory Relief Act.” Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it may take some time for these agencies to implement the necessary regulations or amendments.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws and regulations, or changes in the interpretation of existing tax laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We operate in an environment that imposes income taxes on our operations at both the federal and state levels to varying degrees. We engage in certain strategies to minimize the impact of these taxes. Consequently, any change in tax laws or regulations, or new interpretation of existing laws or regulations, could significantly alter the effectiveness of these strategies.

In December 2017, the Tax Act was signed into law. The act includes numerous changes to existing U.S. federal income tax law, including a reduction in the federal corporate income tax rate from 35% to 21%, which took effect January 1, 2018. The reduction in the federal corporate income tax rate resulted in an impairment of our net deferred tax asset based on our reevaluation of the future tax benefit of these deferrals using the lower tax rate.

Because of the Dodd-Frank Act and related rulemaking, the Bank and the Company are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved the implementation of regulatory capital reforms of the Basel Committee on Banking Supervision, which is referred to as Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies other than those subject to the Federal Reserve’s Small Bank Holding Company Policy Statement. The Small Bank Holding Company Policy Statement currently applies to certain holding companies with consolidated assets of less than $3.0 billion that do not have a material amount of SEC-registered debt or equity securities outstanding. While the Company is exempt from the consolidated capital requirements at June 30, 2019, it will not be eligible for the Small Bank Holding Company Policy Statement upon the issuance of the equity securities that are the subject of this registration statement.

Relative to the capital requirements that predated it, Basel III increased most of the required minimum regulatory capital ratios and introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also narrowed the definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. The Basel III capital rules became effective as applied to the Bank on January 1, 2015 and to the Company on January 1, 2018 prior to the amendment to the Small Bank Holding Company Statement discussed above. See “Supervision and Regulation—Capital Adequacy Guidelines.”

Certain ratios calculated under the Basel III rules are sensitive to changes in total deposits, including the minimum leverage ratio that is discussed further under “Supervision and Regulation—Capital Adequacy Guidelines.” Due to the potential volatility of deposits related to our Digital Currency Initiative, the Bank may be at increased risk of a sudden adverse change in these ratios.

The failure to meet applicable regulatory capital requirements could result in one or more of the Bank’s regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition.

Federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject based on such examinations could adversely affect us.

As part of the Bank regulatory process, the Federal Reserve and the California Department of Business Oversight, Division of Financial Institutions, or the DBO, would periodically conduct examinations of our business, including compliance with laws and regulations. If, based on an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take such remedial actions as it deems appropriate. These actions include the power to enjoin unsafe or unsound practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If the Bank become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Our regulators may limit current or planned activities related to the digital currency industry.

The digital currency industry is relatively new and is subject to significant risks. The digital currency initiative involves customers and activities with which regulators, including our primary banking regulators the Federal Reserve and DBO, may be less familiar and which they may consider higher risk than those involving more established industries. While we have consulted, and will continue to consult with, our regulators regarding our activities involving digital currency industry customers and the digital currency initiative, in the future a regulator may determine to limit or restrict one or more of these activities. Such actions could have a material adverse effect on our business, financial condition, or results of operations.

Financial institutions, such as the Bank, face risks of noncompliance and enforcement actions related to the BSA and other anti-money laundering statutes and regulations (in particular, as such statutes and regulations relate to the digital currency industry).

The BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, FinCEN and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. To administer the Bank Secrecy Act, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

The Bank’s compliance with the anti-money laundering laws is in part dependent on our ability to adequately screen and monitor our customers for their compliance with these laws. Customers associated with our digital currency initiative may represent an increased compliance risk given the prevalence of money laundering activities using digital currencies. We intend to develop enhanced procedures to screen and monitor these customers, which include, but are not limited to, system monitoring rules tailored to digital currency activities, a system of “red flags” specific to various customer types and activities, the development of and investment in proprietary technology tools to supplement our third-party transaction monitoring system, customer risk scoring with risk factors specific to the digital-currency industry, and the use of various blockchain monitoring tools. We believe these enhanced procedures adequately screen and monitor our customers associated with the digital currency initiative for their compliance with anti-money laundering laws; however, given the rapid developments in digital currency markets and technologies, there can be no assurance that these enhanced procedures will be adequate to detect or prevent money laundering activity. If regulators determine that the Bank’s enhanced procedures are insufficient to address the financial crimes risks posed by digital currencies, the digital currency initiative may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

To comply with regulations, guidelines and examination procedures in this area, the Bank intend to dedicate significant resources to its anti-money laundering program. If the Bank’s policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to anticorruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and we may be subject to other anti-corruption laws, as well as anti-money laundering and sanctions laws and other laws governing our operations, to the extent our business expands to non-U.S. jurisdictions. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.

We would pursue deposit sourcing opportunities outside of the United States. Once we acquire a bank, we would be subject to anti-corruption laws, including the FCPA. The FCPA and other applicable anti-corruption laws generally prohibit us, our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain other business advantages. We may also participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other jurisdictions’ anti-corruption laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA. If we are not in compliance with the FCPA or other anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition and results of operations. Similarly, any investigation of any potential violations of the FCPA or other anti-corruption laws by authorities in the United States or other jurisdictions where we conduct business could also have an adverse impact on our reputation, business, financial condition and results of operations.

Once we acquire a bank, we would be subject to numerous laws and regulations, designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws or regulations could lead to a wide variety of sanctions.

The Community Reinvestment Act, or CRA, directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product, or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

Once we acquire a bank, the deposits of our Bank would be insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation—Deposit Insurance.” To maintain a strong funding position and restore the reserve ratios of the DIF following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The Federal Reserve may require us  to commit capital resources to support the Bank at a time when our resources are limited, which may require us to borrow funds or raise capital on unfavorable terms.

Once we acquire a bank, we would be classified as a Bank Holding Company (BHC). The Federal Reserve requires a BHC to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank at times when the BHC may not be inclined to do so and may charge the BHC with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a BHC to its subsidiary bank is subordinate in right of repayment to payments to depositors and certain other creditors of such subsidiary bank. In the event of a BHC’s bankruptcy, the Bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a BHC for making a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings. Borrowing funds or raising capital on unfavorable terms for such a capital injection may have a material adverse effect on our business, financial condition and results of operations.

We are exposed to a various types of credit risk due to interconnectivity in the financial services industry and could be adversely affected by the insolvency of other financial institutions.

Financial services institutions are interrelated based on trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to influence the U.S. money supply and credit conditions. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. More recently, the Federal Reserve has, as a response to the financial crisis, significantly increased the size of its balance sheet by buying securities and has paid interest on excess reserves held by banks at the Federal Reserve. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. government. Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve has begun to increase this benchmark rate. In addition, the Federal Reserve Board has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities. Future monetary policies, including whether the Federal Reserve will continue to increase the federal funds rate and whether or at what pace it will continue to reduce the size of its balance sheet, cannot be predicted, and although we cannot determine the effects of such policies on us now, such policies could adversely affect our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in general economic or business conditions;
•	changes in digital currency industry conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deem comparable to us;
•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•	additions or departures of key personnel;
•	perceptions in the marketplace regarding our competitors or us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core markets or the financial services industry.

The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

While our growth strategy is focused on the digital currency industry, investors should not expect that the value of our common stock to be correlated with the value of digital currencies. Investing in our common stock is not a proxy for gaining exposure to digital currencies.

While our growth strategy is focused on the digital currency industry and the majority of the Bank’s deposits are from digital currency-related activities, investors should not expect that investing in our common stock is a proxy for gaining exposure to digital currencies. The impact of fluctuations in prices and/or trading volume of digital currencies on our deposit balance from customers in the digital currency industry and, by extension, our profitability, is unpredictable, and the price of our common stock may not be correlated to the prices of digital currencies.

Though not a proxy for gaining exposure to digital currencies, market participants may view our common stock as such, which could in turn attract investors seeking to buy or sell short our common stock in order to gain such exposure, therefore increasing the price volatility of our common stock. There may also be a heightened level of speculation in our common stock as a result of our exposure to the digital currency industry. For more information regarding the volatility of digital currencies, see “—Risks Related to Our Digital Currency Initiative—The prices of digital currencies are extremely volatile. Fluctuations in the price of various digital currencies may cause uncertainty in the market and could negatively impact trading volumes of digital currencies and therefore the extent to which participants in the digital currency industry demand our services and solutions, which would adversely affect our business, financial condition and results of operations.”

 RISKS RELATED TO OUR INDUSTRY

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. Going forward, the Company intends to acquire: (1) a cloud-based machine learning and artificial intelligence (AI) enabled lending platform; (2) a one-four branch Bank that serves majority black neighborhoods; and (3) Blockchain-Powered Payment and Financial Transactions Processing and Digital Currency  platform that connects consumers, banks, and institutional investors.  The Company has not been in the business services and finance industry before.  Thus, in the Bank, Fintec or Digital Currency, the Company is an early stage company.  You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed.  We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.  We intend to derive our revenues from lending fees, interest income and digital currency transactions fees.  However, there is no assurance that we could achieve this goal because we are new to this industry.

RISKS RELATED TO OUR BUSINESS

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.

We have a limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We have a limited operating history. We currently own three investment properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the conditions in the financial markets and economic conditions.

Risks Related to Our Real Estate Investments and Operations

Our current real estate portfolio consists of three investment properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

As at December 31, 2020, we owned one real estate investment property. We have no tenant nor rental revenues for the year ended December 31, 2020.  A significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants would subject us to a significant risk of loss.

In addition, failure by any our future tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

General real estate investment risks may adversely affect property income and values.

Real estate investments are subject to a variety of risks. If the multifamily properties and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to GMPW's stockholders will be adversely affected. Income from the multifamily properties may be further adversely affected by, among other things, the following factors:

• •

changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;

• •	local economic conditions in which the multifamily properties are located, such as oversupply of housing or a reduction in demand for rental housing;
• •

the attractiveness and desirability of our multifamily properties to tenants, including, without limitation, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies, and to keep up with constantly changing consumer demand for the latest innovations;

• •

inflationary environments in which the costs to operate and maintain multifamily properties increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;

• •	competition from other available housing alternatives;
• •	changes in rent control or stabilization laws or other laws regulating housing;
• •	the Company’s ability to provide for adequate maintenance and insurance;
• •	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
• •

tenants' perceptions of the safety, convenience and attractiveness of our multifamily properties and the neighborhoods where they are located; and

changes in interest rates and availability of  financing.

As leases at the multifamily properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the "Disabilities Act"), Fair Housing Amendment Act of 1988 (the "FHAA"), permanent and temporary rent control laws, rent stabilization laws, other laws regulating housing that may prevent the Company from raising rents to offset increased operating expenses, and tax laws.

Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire.

Substantially all of our apartment leases are for a term of one year or less. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. With these short term leases, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

National and regional economic environments can negatively impact the Company’s liquidity and operating results.

The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. A recession may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations or expose us to liability.

The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company's business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In addition, rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. There has been a recent increase in municipalities, including those in which we own properties, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our multifamily properties or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such multifamily properties.

Acquisitions of multifamily properties involve various risks and uncertainties and may fail to meet expectations.

The Company intends to continue to acquire apartment multifamily properties. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. In addition, following an acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown liabilities, which could ultimately lead to material costs for us that we did not expect to incur. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or joint ventures or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.

The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received and/or the timing of which may be delayed from the Company’s expectations. The Company defines development projects as new multifamily properties that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.

The Company’s development and redevelopment activities generally entail certain risks, including, among others:

•	funds may be expended and management's time devoted to projects that may not be completed on time or at all;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

•	occupancy rates and rents at a completed project may be less than anticipated;

•

expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation or increased costs for labor, materials and leasing;

•

we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and

•

we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

These risks may reduce the funds available for distribution to our stockholders. Further, the development and redevelopment of multifamily properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled "General real estate investment risks may adversely affect property income and values."

Our apartment multifamily properties may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

The properties that the Company owns or may acquire are or may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the properties may not survive the closing of the transactions. While the Company will seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment multifamily properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations.

The geographic concentration of the Company’s multifamily properties and fluctuations in local markets may adversely impact the Company’s financial condition and operating results.

The geographic concentration of our properties could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns, changing demographics and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation or employment or lack of employment growth;

•

rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs, or the inability or unwillingness of tenants to pay rent increases;

•	competition from other available apartments and other housing alternatives and changes in market rental rates;

•	economic conditions that could cause an increase in our operating expenses, including increases in property taxes, utilities and routine maintenance; and

•	regional specific acts of nature (e.g., earthquakes, fires, floods, etc.).

Because the Company’s multifamily properties would be primarily located in Southern California, Northern California, Clark County, Nevada, and Baltimore, Maryland and other metropolitan area, the Company is exposed to greater economic concentration risks than if it owned a more geographically diverse portfolio. The Company is susceptible to adverse developments in California, Nevada, Maryland  and Urban/metropolitan economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for the Company’s properties. Any adverse developments in the economy or real estate markets in California, Nevada, Maryland  and Urban/metropolitan, or any decrease in demand for the Company’s multifamily properties resulting from the California, Nevada, Maryland  and Urban/metropolitan regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel. It is anticipated that our executive officers will enter into employment agreements. However, while it is customary to use employment agreements as a method of retaining the services of key personnel, these agreements do not guarantee us the continued services of such employees. In addition, we have not entered into employment agreements with most of our key personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on projects and could have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our businesses.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. We expect competition for personnel with the specialized creative and technical skills needed to provide our services will continue to intensify. We often hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

If we are unable to effectively manage organizational productivity and global supply chain efficiency and flexibility, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, increased competition could still cause us to realize lower operating margins and profitability.

Our operating results may fluctuate significantly, which may cause the market price of our common stock to decrease significantly.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this “Risks Related to Our Business” section, and the following factors, may affect our operating results:

●	our ability to continue to attract clients for our services and products;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;
●	our focus on long-term goals over short-term results;
●	the results of our investments in high risk products;
●	general economic conditions and those economic conditions specific to our industries;
●	changes in business cycles that affect the markets in which we sell our products and services; and
●	geopolitical events such as war, threat of war or terrorist actions.

In response to these fluctuations, the value of our common stock could decrease significantly in spite of our operating performance. In addition, our business, and the alcoholic beverage business, has historically been cyclical and seasonal in nature, reflecting overall economic conditions as well as client budgeting and buying patterns.  The cyclicality and seasonality in our business could become more pronounced and may cause our operating results to fluctuate more widely.

We have a history of losses, have generated limited revenue to date, and may continue to suffer losses in the future.

We have a history of losses and have generated limited revenue to date. We expect to continue to incur losses for the foreseeable future. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives, including without limitation, having to cease operations due to a lack of capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available may require us to delay, scale back or cease our marketing or product development activities and operations.

We will require substantial additional capital in order to continue the marketing of our existing products and complete the development of our contemplated products. Raising funds in the current economic climate may be difficult and additional funding may not be available on acceptable terms, or at all.

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the number and characteristics of investments or products that we pursue;
●	our potential need to expand operations, including the hiring of additional employees;
●	the costs of licensing, acquiring or investing in complimentary businesses, products and technologies;
●	the effect of any competing technological or market developments;
●	the need to implement additional internal systems and infrastructure, including financial and reporting systems; and
●	the economic and other terms, timing of and success of our co-branding, licensing, collaboration or marketing relationships into which we have entered or may enter in the future.

Some of these factors are outside of our control. We will require an additional capital infusion in order to get back to as an operating technology-focused company that design, manufacture, install and sell Bank, Fintec or Digital Currency , Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or marketing of one or more of our products or product candidates or curtail our operations, which will have a Material Adverse Effect on our business, operating results and prospects.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We may seek additional funding through a combination of equity offerings, debt-financings, or other third party funding or other collaborations, strategic alliances or licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as our operations. For instance, any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with partners, these arrangements may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.

Acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our stockholders and other consequences harmful to our business.

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;
●	potential liabilities of the acquired businesses;
●	potential adverse tax and accounting effects of the acquisitions;
●	diversion of capital and other resources from our existing businesses;
●	diversion of our management’s attention during the acquisition process and any transition periods;
●	loss of key employees of the acquired businesses following the acquisition; and
●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Our evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Interruption or failure of our information technology systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of major earthquakes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our Santa Monica, California facility or manufacturing facility located in Orange County, California could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable. Given our reliance on our industry relationships, it could also result in a decrease in our revenues and otherwise adversely affect our business and operating results.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies that we generally maintain include general liability, automobile and property insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. In addition, we do not know if we will be able to obtain and maintain coverage for the business in which we engage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition and business results.

Our business is subject to the risks of earthquakes, fires, floods, power outages and other catastrophic events, and to interruption by manmade problems such as terrorism. A disruption at our production facility could adversely impact our results of operations, cash flows and financial condition.

All of our products are produced in one location, which is located in Southern California. A significant natural disaster, such as an earthquake, fire or a flood or a significant power outage could have a material adverse impact on our business, financial condition or operating results. If there were a catastrophic failure at our major production facility, our business would be adversely affected. The loss of a substantial amount of inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of our products, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, there can be no assurance that insurance proceeds would cover the replacement value of our products or other assets if they were to be lost. In addition, if a catastrophe such as an earthquake, fire, flood or power loss should affect one of the third parties on which we rely, our business prospects could be harmed. Moreover, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole.

Future tax law changes and/or interpretation of existing tax laws may adversely affect our effective income tax rate and the resolution of unrecognized tax benefits.

We are subject to income taxation in the U.S. It is possible that future income tax legislation may be enacted that could have a material impact on our income tax provision. We believe that our tax estimates are reasonable and appropriate, however, there are inherent uncertainties in these estimates. As a result, the ultimate outcome from any potential audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the timing of ultimate tax audit settlement.

Potential liabilities and costs from litigation and other legal proceedings could adversely affect our business.

From time to time we may be subject to various lawsuits, claims, disputes and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings may include claims for substantial or unspecified damages. It is possible that some of the actions could be decided unfavorably and could adversely affect our results of operations, cash flows or financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows. If Tara Spencer enforces the Labor Commission judgment against the Company for the amount owed, this may result in a material adverse effect on our financial condition.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that you have been provided access to all material information necessary to make an informed assessment of our assets and liabilities, financial position, profits and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future.

We must expend time and resources addressing potential cybersecurity risk, and any breach of our information security safeguards could have a material adverse effect on the Company.

The threat of cyber attacks requires additional time and money to be expended in efforts to prevent any breaches of our information security protocols. However, we can provide no assurances that we can prevent all such attempts from being successful, which could result in expenses to address and remediate such breaches as well as potentially losing the confidence of our customers who depend upon our services to prevent and mitigate such attacks on their respective business. Should a material breach of our information security systems occur, it would likely have a material adverse impact on our business operations, our customer relations, and our current and future sales prospects, resulting in a significant loss of revenue.

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is currently subject to quotation on the OTC Pink Market operated by the OTC Market’s Group, Inc. under the symbol “GMPW”. We plan  to apply for uplisting of our Common Stock  on the OTCQB. We may not be able to satisfy the listing requirements for our Common Stock to be listed on the OTCQB which is often more widely-traded and liquid markets than the OTC Pink Market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by OTCQB markets to have our common stock listed.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline, precipitously or otherwise, in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

Provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Our common stock may experience volatility in trading or loss in value as a result of the effects of the coronavirus on the US and global economies.

Uncertainties surrounding the effects of the coronavirus on the US and global economies has resulted in an increase in volatility and violent drops in the value of publicly traded securities. While the price of our common stock has not experienced such volatility or loss in value, we can offer no assurances that the long-term effects on the overall US economy will not negatively affect us in the future.

Fluctuations in our quarterly revenues may cause the price of our common stock to decline.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Therefore, if revenues are below our expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

Our management and larger stockholders currently exercise significant control over our Company and will continue to have influence over our Company after the offering has concluded, and such influence may be in conflict to your interests.

As of September 30, 2020, our executive officers and directors beneficially own approximately 57.32% of our voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the details of this offering.

We do not intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures.

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Risks Related to Our Bank, Fintec or Digital Currency  Business Acquisition Strategy

We are dependent upon our ability to successfully complete acquisitions of One-four branch bank or successful execution of a Joint Venture agreement with an One-four branch bank to grow our business.

We intend to re-launch our technology focused business model through acquisitions and Joint Ventures (JV) with willing businesses that source, design, develop, manufacture, install and distribute Bank, Fintec or Digital Currency , Power Control, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies.

We also intend to pursue and consummate one or more acquisitions using part of the Offering Proceeds from the sale of our Class B Common Stock as well as other funding sources, which have not yet been determined, if any, to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such acquisitions may also be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully, in a timely manner. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

Further, we may not be able to identify suitable acquisition candidates, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we would acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

We may face unforeseen difficulties in the future in fully-integrating the operations of One-four branch bank to be acquired using the proceeds from this offering, or any other businesses we may acquire in the future. Acquisitions will be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of One-four branch bank to be acquired using the proceed from this offering, and any other business we may acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to our acquiring them. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of One-four branch bank or successful execution of a Joint Venture agreement with an One-four branch banks. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

●	using a significant portion of our available cash;
●	issuing equity securities, which would dilute current stockholders’ percentage ownership;
●	incurring substantial debt;
●	incurring or assuming contingent liabilities, known or unknown;
●	incurring amortization expenses related to intangibles; and
●	incurring large accounting write-offs or impairments.

We may also enter into joint ventures, which involve certain unique risks, including, among others, risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partners about how to manage the joint venture, conflicting interests of the joint venture, requirement to fund the joint venture and its business not being profitable.

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

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

As of December 31, 2020, we are not involved in any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We are authorized to issue 1,200,000,000 shares of Common Stock $0.001 par value per share (the “Common Stock”). We are also authorized to issue 10,000,000 shares of preferred stock, par value $0.001(the “Preferred Stock”).

Common Stock

We are authorized to issue 1,200,000,000 shares of Common Stock $0.001 par value per share. As of December 31, 2020, there were 1 share of preferred shares and 42,724,687.00 shares of Common Stock outstanding held by 158 stockholders of record. Our Common Stock is subject to quotation on the OTC Pink Market under the trading symbol: “GMPW.” Our plan is to apply for listing of our Common Stock on the NASDAQ Capital Market after the Closing of the Offering of our Class B Common Stock. See the discussion under “Description Of The Class B Common Stock” below.

Each share of Common Stock shall have one (1) vote per share for all purpose. Our Common Stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our Common Stock holders are not entitled to cumulative voting for election of Board of Directors.

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

	Fiscal 2020		Fiscal 2019
	High	Low	High	low
First Quarter	$ 0.0600	$ 0.0071	$ 0.0200	$ 0.0059
Second Quarter	$ 0.0300	$ 0.0060	$ 0.0059	$ 0.0036
Third Quarter	$ 0.0300	$ 0.0070	$ 0.0100	$ 0.0060
Fourth Quarter	$ 0.0700	$ 0.0092	$ 0.0200	$ 0.0100

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

42,724,687 and 27,724,684 shares of our common stock have been issued and outstanding as at December 31, 2020 and 2019.  Of the amount of the outstanding shares, 18,894,381are unrestricted and free-trading.  The remaining 23,830,306 of the issued shares are restricted and could only be sold subject to the restriction.

23,830,306 of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock and we have 1 preferred stock issued as of December 31, 2020

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

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  This Offering represents the commencement of the Banking and financial services division of our business. This Offering will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI)  enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State.  This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.  Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, MLand Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on block-chain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

Corporate History

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001 to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States. GiveMePower was originally incorporated in Alberta, Canada as GiveMePower.com Inc. on April 18, 2000, to sell software and web-based services geared to businesses involved in the design, manufacture, and construction of engineered products throughout North America. Effective September 15, 2000, the Company amended its Articles of Incorporation to change its corporate name to GiveMePower Inc.  The founder of the Company began the implementation of this business plan under his 100%-owned private company, Sundance Marketing International Inc. (Sundance). Sundance has been in existence since 1991 and at one time was a market leader in the distribution of survey, mapping and infrastructure design software in the Canadian marketplace. On April 15, 1999, Mr. Walton entered into a license agreement with Felix Computer Aided Technologies GmbH (Felix) for the exclusive rights to distribute FCAD software in North America.

On December 20, 2000, the Company entered into a Plan and Agreement of Reorganization to undertake a reverse merger with a National Quotation Bureau public company called TelNet World Communications, Inc. (TelNet).  TelNet was originally incorporated in the State of Utah on March 10, 1972 as Tropic Industries, Inc. (Tropic).  Tropic became United Datacopy, Incorporated on February 24, 1987 which became Pen International, Inc. on March 21, 1994 and then TelNet World Communications, Inc. on March 4, 1998.  TelNet had no operations nor any working capital when the Company entered into the reverse merger with it.  GMP acquired the rights, title and interest to the domain name, givemepower.com from Sundance on February 16, 2001.  In addition, Sundance agreed to assign its existing customer base to GMP and further agreed that it would terminate its license agreement with Felix immediately upon GMP securing its own agreement with Felix.  GMP renegotiated the exclusive rights to co-develop, re-brand and distribute FCAD software in North America effective February 16, 2001.  Effective July 5, 2001 the Company changed the name of TelNet to GiveMePower Corporation and changed the domicile from Utah to Nevada.

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

The Company’s operating structure did not change as a result of the change of control, however, following the transaction on December 31, 2019, in which Goldstein Franklin, Inc. acquired control of the Company, Goldstein transferred one of its operating subsidiaries, Alpharidge Capital LLC into GMPW to become one of the Company’s operating subsidiaries. As the result of above transaction, Alpharidge Capital LLC became the Company’s wholly owned operating subsidiary of the Company.

Alpharidge Capital LLC (“Alpharidge”) was formed under the laws of the State of California on August 30, 2019. Alpharidge has two distinct lines of businesses that comprise: (1) a specialty biopharmaceutical holding company focused on building portfolio of real estate investment properties and equity positions in select companies within select industries; and (2) an event-driven investment management operation that invests in equities, warrants, bonds and options of public and private companies in America and across the globe.

On September 16, 2020, as part of its sales of unregistered securities to Kid Castle Educational Corporation, company related to, and controlled by GMPW President and CEO, the Company, for $3 in cash and 1,000,000 shares of its preferred stock, acquired 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation.  This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains.  The 1,000,000 shares of our preferred stock sold to Kid Castle Educational Corporation gave to Kid Castle, approximately 87% voting control of Givemepower Corporation.

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

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, industrial and commercial real estate, and other real estate related services.  CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale.  The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, its specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties. This strategy includes the following components:



Owning Specialized Real Estate Properties and Assets for Income.  The Company intends to acquire multifamily housings, economic development real estates and multifamily properties. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

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

BlackBank, Blockchain-Powered Fintech, Ai and ML Enabled Lending, and CryptoCurrency Deals

The Company intends to actualize its banking and financial services operations goals through acquisition and management of (1) a one-to-four branch bank that is federally licensed in each jurisdiction; (2) a machine learning (ML) and artificial intelligence (Ai)  enabled loan and insurance underwriting platform; (3) blockchain-powered transaction processing and payment systems; (4) cryptocurrency transaction processing platform; and (5) emerging cryptocurrency opportunities portfolio; a combination of three of which would connects consumers, banks, institutional investors, and ensure access to the unbanked and underserved residents of majorly black communities across the United State of America.

(1)  BlackBank  - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain.  Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal.  Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct ML-Ai enabled and blockchain-powered digitized banking that is accessible to all black person and businesses across the United States.  We intend to start our banking acquisition by finding targets that operates one-four branches.  We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-powered platform to digitize its entire banking operation to cover and serve all black persons in the United States.   We believe that blockchain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

(2)  Machine-Learning and Ai (AI) Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital (proposed $10 million offering), the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of ML-AI-enabled investors, lenders and bank partners. Consumers on the ML-AI platform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

Credit is a cornerstone of the U.S. economy, and access to affordable credit is central to unlocking upward mobility and opportunity. The FICO score was invented in 1989 and remains the standard for determining who is approved for credit and at what interest rate. (Rob Kaufman, myFico Blog: The History of the FICO Score, August 2018). While FICO is rarely the only input in a lending decision, most banks use simple, rules-based systems that consider only a limited number of variables. Unfortunately, because legacy credit systems fail to properly identify and quantify risk, millions of creditworthy individuals are left out of the system, and millions more pay too much to borrow money.  (Patrice Ficklin and Paul Watkins, Consumer Financial Protection Bureau Blog: An Update on Credit Access and the Bureau’s First No-Action Letter, August 2019).

The first generation of online lenders focused on bringing credit online. Analogous to earlier internet pioneers, these companies made shopping for and accessing credit simpler and easier for consumers and businesses. It was no longer necessary to stand in line at a bank branch, to sit across the desk from a loan officer and to wait weeks or months for a decision. These lenders enabled the emergence of personal loan products that were previously unprofitable for banks to offer. While they brought the credit process online, they inherited the decision frameworks that banks had used for decades and did not address the more rewarding and challenging opportunity of reinventing the credit decision.

GMPW intend to leverage the power of AI to more accurately quantify the true risk of a loan. The ML- AI models would be built to continuously self-upgrade, train and refine many critical components of lending risk analytics and decision-making on a real-time basis. We intend to build discrete ML- AI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. These models would be designed to incorporate multiple lending underwriting variables and utilize training dataset that accounts for varieties of repayment events.  It is also anticipated that the network effects generated by constantly improving ML- AI models would provide a significant competitive advantage—and more training data would lead to higher approval rates and lower interest rates at the same loss rate

(3)  Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”)

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the ML-AI lending platform.   Blockchain-powered Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank.  We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry.  Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow noninterest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and ML-Ai enabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in noninterest income that we believe will become a valuable source of additional future revenue as we develop and deploy blockchain-powered, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-powered payment and transaction processing system and digital currency platform.  We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency.  We believe we could effectively leverage the traditional commercial bank platform, the ML-Ai enabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

We intend to focus on the digital currency initiative as the core of our future strategy and direction. We intend to build a leadership position in the digital currency industry as a result of the BEN to enable us to establish a significant balance of noninterest bearing deposits from digital currency customer base. Over several post-acquisition years, BlackBank would have transitioned from a traditional asset based bank model focused on loan generation to a deposit and solutions based model focused on increasing noninterest bearing deposits and noninterest income. This emphasis on noninterest bearing deposits and noninterest income, is primarily associated with  digital currency, will likely result in a significant shift in BlackBank’s asset composition with a greater percentage consisting of liquid assets such as interest earning deposits in other banks and investment securities, and a corresponding decrease in the percentage of loans.  Most of our actions would be focused on developing and delivering highly scalable and operationally efficient solutions for BlackBank’s digital currency customers.

(4)  Emerging Cryptocurrency Opportunities Portfolio

The emerging cryptocurrency opportunities portfolio is the wildcard of our FINTEC business model.  While the goals are clear, because it is a wildcard, there is no outline on what to expect or how it should be run.  GMPW needs these flexibilities because many established companies are jumping into the crypocurrency opportunities on a minutes notice. For example, in 2020, Microstrategy decided to move their treasury into bitcoin as part of their cash management strategy.  Marathon Patent Group moved into cryptocurrency mining as a business model.  Overstock has been in cryptocurrency for a while.  Square and Paypal just joined the bandwagon of American companies that try to find and exploit opportunities in the crypto currency industry without abandoning their actual businesses. GMPW’s  emerging cryptocurrency opportunities portfolio would not be different.  The company would on an ongoing basis evaluate and consider investments into potentially viable cryptocurrency opportunities anywhere.

Results of Operations

For the year ended December 31, 2020 compared with the year ended December 31, 2019

Revenue

We are generating substantially all our revenue from sales of real estate investment property and our proprietary trading operation.  For the year ended December 31, 2020, revenue from real estate sales was $1,205,000 and revenue from proprietary trading was $423,136 for a total revenue of $1,628,136.    Compared to proprietary trading revenue of $464 for the fiscal year ended December 31, 2019.

Cost of Revenues

Our cost of revenue is totally related to the cost of acquiring the real estate investment property and the trading securities sold.  Cost related to our real estate investment property and the trading securities sold for the year December 31, 2020 were $1,179,827 and 374,691 respectively.

Operating Expenses

Operating expense for the year was $159,463.  Operating expense consists of costs related to the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that our operating expenses will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Net Loss

Net Loss for the year was $82,980.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and director, Frank I Igwealor:

Frank I Igwealor

Goldstein Franklin, Inc.

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	31-Dec-20	31-Dec-19
Los Angeles Community Capital (controlled by Frank I Igwealor)	$540,524	$-

Goldstein Franklin Inc (controlled by Frank I Igwealor)	$63,632	$41,200

Liquidity and Capital Resources

As of December 31, 2020, we had $500 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have limited lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO.  As of December 31, 2020, the company controlled by our president and CEO has loaned $604,156 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved significant profitability.  We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

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

Commercial Real Property

As at December 31, 2020, the Company has no commercial real estate.

Line of Credit

As at December 31, 2020, we have on our book $63,632 classified as long-term debt.  This debt is from an interest-free line of credit from a related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Givemepower Corporation including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1

For the fiscal years ended December 31, 2020 and 2019
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Shareholders’ Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GIVEMEPOWER CORPORATION

AND SUBSIDIARY

Consolidated Financial Statements

As of December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

        Givemepower Corporation

        370 Amapola Ave., Suite 200A

        Torrance, CA 90501

Opinion on the financial statements

We audited the accompanying balance sheets of Givemepower Corporation (“the Company”) as of December 31, 2020 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $6,351,470 and had a negative cash flow from operations amounting to $120,008 for the year ended December 31, 2020. These factors as discussed in Note 6 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 9 to the financial statement, the Company has borrowed from related parties an amount $604,157 as of the date of December 31, 2020.

The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2020.

/Sd/ M.S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 13, 2021

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,630	$500
Investments - trading securities	91,282	45,396
Accounts receivable	-	-
Total Current Assets	92,912	45,896

Property and equipment, net	7,745
Investments - real estate	$664,111	$-
Total assets	764,767	45,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	4,542
Accrued interest	2,812
Marginal loan payable	115	4,317
Line of credit - related party, current portion	63,632	41,200
Total Current Liabilities	$71,102	$45,517

Long-Term Liabilities:
Notes payable - net of current portion	$150,000	$-
Line of credit - related party, net of current portion	540,524	0
Total Long-Term Liabilities	690,524	0
Total Liabilities	$761,626	$45,517

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 and 10,000,000 shares authorized, 0 and I,000,000 issued and outstanding as at December 31, 2020 and 2019 respectively.	1,013	$10

Common Stock, $0.001 par value, 1,200,000,000 and 49,000,000 shares authorized, 42, 724,687 and 27,724,687 issued and outstanding as at December 31, 2020 and 2019 respectively.	42,784	$27,725
Additional paid in capital	6,310,814	6,072,520
Accumulated deficit	(6,351,470)	(6,099,876)
Total Stockholders’ equity	3,016	-
Minority interest	85	-
Total Stockholders’ Equity (Deficit)	$3,141	$379
Total Liabilities and Stockholders’ Equity	764,767	45,896

The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended
	December 31,
	2020	2019

Revenue:
Sales of investments under trading securities	$423,136	$464.00
Sales of investment under property	1,205,000	-
Total Revenue	1,628,136	464.00

Cost of goods sold:
Cost of sales - trading securities	374,691	-
Cost of sales - property	1,179,827
Total cost of goods sold	1,554,518	-

Operating expenses:
General and administrative	57,073	71.00
Professional fees	73,059
Advertising and promotions	16,325
Interest expense	3,006	14.00
Stock-based compensation	10,000
Total operating expenses	159,463	85

Income (loss) from operations	(85,845.39)	379

Other income (expense):
Dividends, net	174
Unrealized gain (loss)	2,692	-
Total other expense, net	2,866	-
Loss before income tax provision	(82,980)	379

Income tax provision	-

Net loss	$(82,980)	$379

Earnings (loss) per Share: Basic and Diluted	$(0.002)	$0.00001

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687

The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance as of July 1, 2020	1	$ -	27,724,687	$ -	$ -	$ (88,122)	$ (88,122)
Issuances of preferred stock	1,000,000	3	-	-	-	-	3
Issuances of common stock				1,975	-	-	1,975
Acquisition of business	-	-	-	-	53,763	-	53,763
Net loss						(43,992)	(43,992)
Balances - September 30, 2020	1,000,001	$ 3	27,724,687	$ 1,975	$ 53,763	$ (132,114)	$ (76,373)
	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balances - July 1, 2019	-	$ -	29,321,338	29,321	$ 6,072,530	$ (7,501,203)	$ (1,399,352)
Restructuring adjustments		-	(1,596,651)	(1,587)	(10)	1,400,948	1,399,352
Issuances of common stock		-			-	-	-
Issuances of preferred stock	1					379	379
Balances - December 31, 2019	1	$ -	27,724,687	$ 27,734	$ 6,072,520	$ (6,099,876)	$ 379
	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance as of January 1, 2020	1	$ -	27,724,687	$27,734	$ 6,072,520	$ (6,099,876)	$ 379
Issuances of preferred stock	1,000,000	13	-	-	-	-	13
Issuances of common stock			15,000,000	16,966	15,000	-	31,966
Acquisition of business	-	-	-	-	222,378	(92,209)	53,763
Net loss						(82,980)	(82,980)
Balances - December 31, 2020	1,000,001	$ 13	42,724,687	$44,700	$ 6,309,898	$ (6,275,065)	$ 3,141

 The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2020 and 2019

	DECEMBER 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$(82,980)	$379
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(45,886)	(45,396)
Depreciation	2,304
Other Accrued Liabilities	6,554
Net Cash Flows Used in Operating Activities	(120,008)	(45,017)

Cash flows from investing activities:
Computer and Internet	7,502
Payment for real estate investment	421,666

Net Cash Flows from Investing Activities	429,167

Cash flows from financing activities:
Proceeds from issuance of notes payable	150,000	41,200
Proceeds from issuance of marginal loan payable	(4,201)	4,317
Proceeds from short term line of credit - related party	122,432
Proceeds from long-term line of credit - related party	(643,686)
Proceeds from issuance of stocks	55,697
New Cash Flows from Financing Activities	(319,758)	45,517

Net Change in Cash:	(10,599)	$500
Beginning cash:	12,229
Ending Cash:	$1,630	$500

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$13
Cash paid for tax	$0	$0

The accompanying notes are an integral part of these audited financial statements

NOTE 1 - NATURE OF BUSINESS

GiveMePower Corporation (the “GMPW,” “Company,” “we,” “us” or “our”) operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. The Company was incorporated under the laws of the state of, Nevada on June 7, 2001, to sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States, through its wholly owned Canadian subsidiary GiveMePower Inc.  On December 31, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company for an agreed upon purchase price to Goldstein Franklin, Inc., a California corporation. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Goldstein Franklin, Inc. gave to Goldstein Franklin, the controlling vote to control and dominate the affairs of the company going forward.

The Company’s operating structure did not change as a result of the change of control, however, following the transaction on December 31, 2019, in which Goldstein Franklin, Inc. acquired control of the Company, Goldstein transferred one of its operating subsidiaries, Alpharidge Capital LLC into GMPW to become one of the Company’s operating subsidiaries.

Alpharidge Capital LLC (“Alpharidge”) was formed under the laws of the State of California on August 30, 2019. Alpharidge has two distinct lines of businesses that comprise: (1) a specialty biopharmaceutical holding company focused on building portfolio of real estate investment properties and equity positions in select companies within select industries; and (2) an event-driven investment management operation that invests in equities, warrants, bonds and options of public and private companies in America and across the globe.

Prior to the transaction, the Company sell software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States.

On September 16, 2020, as part of its sales of unregistered securities to Kid Castle Educational Corporation, company related to, and controlled by GMPW President and CEO, the Company, for $3 in cash and 1,000,000 shares of its preferred stock, acquired 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation.  This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains.  The 1,000,000 shares of our preferred stock sold to Kid Castle Educational Corporation gave to Kid Castle, approximately 87% voting control of Givemepower Corporation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

ASC 810 requires that the investor with the controlling financial interest should consolidate the investee/affiliate. ASC 810-10 requires that an equity interest investor consolidates a VIE when it retains an investment in the entity, is considered a variable interest investor in the entity, and is the primary beneficiary of the entity. An investor in a VIE is a “variable interest beneficiary” when, per an arrangement’s governing documents, the investor will absorb a portion of the VIE’s expected losses or will receive a portion of the entity’s “residual returns.” The variable interest beneficiary retaining a controlling financial interest in the VIE is designated as its “primary beneficiary” and must consolidate the VIE. A variable interest beneficiary retains a “controlling financial interest” in a VIE when that beneficiary retains the power to direct the activities of the VIE that have the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on the ASC 810 test above, Kid Castle Educational Corporation is the primary beneficiary of GiveMePower Corporation (the “VIE”) because Kid Castle retained a controlling financial interest in the VIE and has the power to direct the activities of the VIE, having the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses and the right to determine and receive benefits from the VIE.

Because GiveMePower Corporation is 88% controlled by Kid Castle Educational Corporation, the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the  financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the three and six months ended December 31, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $1,630 and $500 in cash and cash equivalents as at December 31, 2020 and December 31, 2019 respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Acquisitions of Businesses

We account for business combinations under the acquisition method of accounting (other than acquisitions of businesses under common control), which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement.

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. In valuing our acquisitions, we estimate fair values based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The discount rates used were commensurate with the inherent risks associated with each type of asset and the level and timing of cash flows appropriately reflect market participant assumptions. The primary items that generate goodwill include the value of the synergies between the acquired company and our existing businesses and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

Acquisition, Investments and Disposition of Entities under Common Control

Acquisitions or investments of entities under common control are reflected in a manner similar to pooling of interests. The non-controlling interests, as applicable, are charged or credited for the difference between the consideration we pay for the entity and the related entity’s basis prior to our acquisition or investment. Net gains or losses of an acquired entity prior to its acquisition or investment date are allocated to the non-controlling interests, as applicable. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the non-controlling interests, as applicable, for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition or investment and then allocating the remaining gain or loss (“Common Control Gains or Losses”) among non-controlling interests, as applicable, in accordance with their respective ownership percentages. In the case of acquisitions of entities under common control, such Common Control Gains or Losses are allocated in accordance with their respective ownership partnership percentages.

Investments

Investment Transactions and Related Investment Income (Loss). Investment transactions of the Investment Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.

Investments held by our Investment segment are carried at fair value. Our Investment segment applies the fair value option to those investments that are otherwise subject to the equity method of accounting.

Valuation of Investments. Securities of the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the Investment Funds.

Foreign Currency Transactions. The books and records of the Investment Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Investment Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in net gain (loss) from investment activities in the consolidated statements of operations.

Fair Values of Financial Instruments. The fair values of the Investment Funds’ assets and liabilities that qualify as financial instruments under applicable U.S. GAAP approximate the carrying amounts presented in the consolidated balance sheets.

Securities Sold, Not Yet Purchased. The Investment Funds may sell an investment they do not own in anticipation of a decline in the fair value of that investment. When the Investment Funds sell an investment short, they must borrow the investment sold short and deliver it to the broker-dealer through which they made the short sale. A gain, limited to the price at which the Investment Funds sold the investment short, or a loss, unlimited in amount, will be recognized upon the cover of the short sale.

Due From Brokers. Due from brokers represents cash balances with the Investment Funds’ clearing brokers. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased. Due from brokers may also include unrestricted balances with derivative counterparties.

Due To Brokers. Due to brokers represents margin debit balances collateralized by certain of the Investment Funds’ investments in securities.

Other Segments and Holding Company

Investments in equity and debt securities are carried at fair value with the unrealized gains or losses reflected in the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification. Dividend income is recorded when declared and interest income is recognized when earned.

Stock Based Compensation

ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue

No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the year ended December 31, 2020.

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash:  We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder.

Treasury Stock Repurchase:  We account for repurchased common stock under the cost method and include such Treasury stock as a component of our Common shareholders’ equity.

Retirement of Treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.

Receivables from Sale of Stock:   Receivables from the sale of capital stock constitute unpaid capital subscriptions and are reported as deductions from stockholders' equity, rather than as assets. However, a receivable from the sale of stock to officers or directors may be reflected as an asset if the receivable was paid in cash before the financial statements were issued and the payment date is disclosed in a note to the financial statements.

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.

The company has no treasury stock and no receivables from sales of stock during the year ended December 31, 2020 and 2019.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During the year ended December 31, 2020, the Company did recognized revenue of $1,628,136 consisting of $1,205,000.00 from sales of real estate properties, $423,136 from trading revenues, and $173.53 in dividend income respectively.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The company has zero other comprehensive income items during the year ended December 31, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2020 and 2019, the Company has $0 in disputed liabilities on its balance sheet.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

As of January 1, 2021, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2019 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Management believed that the income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to the financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, the Company not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Property and Equipment

Property and equipment are stated at cost and consist solely of computer equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets and starts when the asset is available for use as intended by management. When significant parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate components of property, plant and equipment. Land is not depreciated. The useful lives of tangible fixed assets are as follows:

•            Buildings                                                                     33 to 50 years

•            Permanent installations                                               3 to 25 years

•            Machinery and equipment                                          3 to 14 years

•            Furniture, fixtures, equipment and vehicles                5 to 10 years

•            Leasehold improvements                                            Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement.   Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.  As of December 31, 2020 and 2019, the company has no property or equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued.  This is calculated by dividing net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Similarly, on September 16, 2020, the Company sold 1,000,000 shares of its preferred stock to Kid Castle Educational Corporation, in exchange for 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation.  Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during the year ended December 31, 2020.

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period twelve months ended December 31, 2020, as there are no potential shares outstanding that would have a dilutive effect.

Twelve months Ended December 31, 2020	Amount
Net loss	$(82,980)
Dividends	-
Stock option	-
Adjusted net loss attribution to stockholders	$(82,980)

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687
Net changes in fair value at end of year
Basic and Diluted	$(0.002)

Accumulated Deficit

As of December 31, 2020 and 2019, the Company has accumulated deficit of $6,351,470 and $6,099,876 respectively, which will expire 20 years from the date the loss was incurred.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis.  The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 5, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•         Level 1. Observable inputs such as quoted prices in active markets;

•         Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•         Level 3.  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

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

Description	Level 1		Level 2	Level 3
Investments – trading securities – December 31, 2019	$45,396	$		$
Investments – trading securities – December 31, 2020	$91,282		$-		$-

Investment

Investments and securities purchased, not yet sold consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed below in “Financial Instruments.”

Investment Securities (Trading): The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date.  Investments in equity securities as of December 31, 2020 are summarized based on the following:

December 31, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$75450	$5,225	$80,675
Options	13,140	(2,533)	10,607
Investments – Trading Securities	$88,590	$2,692	$91,282

Financial Instruments

In the normal course of business, the Investment Funds may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds’ investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to the financial services industry. In the ordinary course of business, the Investment Funds may also be subject to a concentration of credit risk to a particular counterparty. The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of its counterparties.

The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.

The Investment Funds may trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Investment Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Investment Funds. When the contract is closed, the Investment Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

The Investment Funds may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds’ exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our consolidated balance sheets.

The Investment Funds may also enter into foreign currency contracts for purposes other than hedging denominated securities. When entering into a foreign currency forward contract, the Investment Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date unless the contract is closed before such date. The Investment Funds record unrealized gains or losses on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into such contracts and the forward rates at the reporting date.

Furthermore, the Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets.

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions.

Derivatives

From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 6, “Financial Instruments.”

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of December 31, 2020 is $115.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires.  The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of December 31, 2020. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

All Segments and Holding Company

Leases are classified as either operating or financing by the lessee depending on whether or not the lease terms provide for control of the underlying asset to be transferred to the lessee. When control transfers to the lessee, we classify the lease as a financing lease. All other leases are recorded as operating leases. Effective January 1, 2019, for all leases with an initial lease term in excess of twelve months, we record a right-of-use asset with a corresponding liability in the consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at commencement of the lease based on the present value of the lease payments over the lease term. Right-of-use assets are adjusted for any lease payments made on or before commencement of the lease, less any lease incentives received. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate with respect to each of our businesses based on the information available at commencement of the lease in determining the present value of lease payments. We use the implicit rate when readily determinable. The lease terms used in the determination of our right-of-use assets and lease liabilities reflect any options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We and our subsidiaries, independently of each other, apply a portfolio approach to account for the right-of-use assets and lease liabilities when we or our subsidiaries do not believe that applying the portfolio approach would be materially different from accounting for right-of-use assets and lease liabilities individually.

Operating lease costs are recorded as a single expense recognized on a straight-line basis over the lease term. Operating lease right-of-use assets are amortized for the difference between the straight-line expense less the accretion of interest of the related lease liability. Financing lease costs consists of interest expense on the financing lease liability as well as amortization of the right-of-use financing lease assets on a straight-line basis over the lease term.

Real Estate

Leases are classified as either operating, sales-type or direct financing by the lessor which are account for in accordance with FASB ASC Topic 842. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the consolidated statements of cash flows.

Current Holdings of Real Estate Investments:

As of December 31, 2020, the Company has one available-for-sale real estate properties with a carrying amount of $664,111:

	Purchase Cost	Leasehold improvement	Total cost at December 31, 2020

SFR – 4904 S Wilton Place, 90062	498,984	165,127	664,111
Investments – Properties	$498,984	$165,127	$664,111

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought in April, 2019 for $498,984.  Its goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing.  As of December 31, 2020, the Company has expended $165,127 on improvement of the property.

Environmental Liabilities

We recognize environmental liabilities when a loss is probable and reasonably estimable. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change, and such accruals can take into account the legal liability of other parties. Environmental expenditures are capitalized at the time of the expenditure when such costs provide future economic benefits.

Litigation

On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at December 31, 2020, the Company owns and holds no investments.

Research and Development

Research and development costs are expensed as incurred.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.  Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to  related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Related Party Transactions

Affiliate Receivables and Payables

Alpharidge considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   As at December 31, 2020 and 2019, the Company’s controlling firm and significant stockholder advanced $63,632 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31,	December 31,
	2020	2019
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$63,632	$0
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate	540,524

Total	$604,157	$0.00

NOTE 3 - INCOME TAXES

As of December 31, 2020 and 2019, the Company had a net operating loss carry forward of $2,474,509 and $2,378,952 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Dec-20	31-Dec-19

Federal statutory rates	34%	$(2,157,265)	$(2,073,958)
State income taxes	5%	(317,245)	(304,994)
Permanent differences	-0.5%	31,724	30,499
Valuation allowance against net deferred tax assets	-38.5%	2,442,785	2,348,452
Effective rate	0%	$-	$-

At December 31, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	31-Dec-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	2,474,509	2,378,952
Total deferred income tax asset	2,474,509	2,378,952
Less: valuation allowance	(2,474,509)	(2,378,952)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2020 and 2019 net operating loss carry forwards of approximately $2,474,509 and $2,378,952 respectively, for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4– RECENTLY ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

Lease Accounting Standards Updates

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between financing leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous guidance. Furthermore, quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We adopted the new leases standards using the new transition method option effective January 1, 2019, which required a cumulative-effect adjustment recognized in equity at such date. No adjustment to prior period presentation and disclosure were required. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Other Accounting Standards Updates

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends FASB ASC Sub-Topic 310-20, Receivables-Nonrefundable Fees and Other Costs. This ASU amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019 using the modified retrospective application method. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends FASB ASC Topic 815, Derivatives and Hedging. This ASU includes amendments to existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive loss within equity for standard tax effects resulting from the Tax Cuts and Jobs Act and consequently, eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU’s require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU’s are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds various disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. Early adoption is permitted. The various disclosure requirements being eliminated, modified or added are not significant to us. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU should be applied either using a retrospective or prospective approach. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide such guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements. Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,200,000,000 shares of common stock, $0.001 par value and 10,000,000 preferred stocks, $0.001 par value. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

As of December 31, 2020 and 2019, there were 42,724,687 and 27,724,687 shares of common stock respectively, issued and outstanding held by 159 stockholders of record.  The company had no transactions in its common stock during the year ended December 31, 2020 and 2019.  As of December 31, 2020, there were 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  As at December 31, 2020, minority shareholders’ proportionate share of the entity is three (3) percent and reflected in the equity section of the balance sheet.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for the first and second quarters going forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if the Company were unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net has accumulated deficit for the years ended December 31, 2020 and 2019 of $6,351,470 and $6,099,876 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – LONG TERM LOAN

On July 3, 2020, the Company entered into SBA loan the amount of $150,000 with maturity date of July 2, 2050. The SBA loan bears interest at 3.75% per annum. Repayment starts on 12 months after closing. Total interest expense was $2,812 and $0 for the twelve months ended December 31, 2020 and 2019, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $540,524 from the line of credit as of December 31, 2020.

•         In addition, during the twelve months ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by its CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of December 31, 2020 and December 31, 2019, the Company has $604,157 and $41,200, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.

NOTE 9 – LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$63,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	540,524	-
Total Line of credit - related party	604,157	41,200
Less: current portion	(63,632)	(41,200)
Total Long-term Line of credit - related party	$540,524	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 which it used to fund its operations. The company still has available but unused line of credit of $126,368 as of December 31, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date.

10.       SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	December 31, 2020	December 31, 2019

Description
Sales - Investment property	$1,205,000	$-
Cost:
Closing costs	(11,522)	-
Commissions Paid	(60,645)	-
Developer Fees	(95,750)	-
Escrow & Title	(6,714)	-
Investment property sold	(917,825)	-
Mortgage Payoff	(51,879)	-
Property Taxes	(20,064)	-
Recording Charges	(7,048)	-
Seller Credit	(8,380)	-
Total costs	(1,179,827)	-

Gain on real estate investment sales	$25,173	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no real property and do not presently owned any interests in real estate. 30% of the total office space was allocated for its office use and the rent would be shared with two other related organizations controlled by the director. At present, there is no written lease with the landlord and the rent is on a month-to-month basis. The Company’s executive, administrative and operating offices are located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.  The Company intends to start recording rent expense of $7,800 for the year that would end December 31, 2021.  Management believed that the current facilities are adequate and that any additional suitable space will be available as maybe required. The anticipated rental obligation for office space through 2021 is $7,800.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2020 through April 13, 2021.

Management has reviewed subsequent events through April 13, 2021at which Financial Statements were issued, and determined there were no other items to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2020, the auditors identified the following deficiency in KDCE’s internal control to be a material weakness:

•         Ineffective control over the financial statements closing process;

•         Insufficient personnel with an appropriate level of accounting knowledge,   experience with the Company and/or industry, and training in the application of GAAP;

•         Lack of segregation of duties; and

•         Inadequate monitoring of non-routine and non-systematic transactions.

Above observation could be result of us having only one staff accountant supporting our CEO in the accounting function.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	49	Chairman, Director and Chief Executive and Financial Officer	December 2019 to present
Mr. Patience Ogbozor	35	Director	December 2019 to present
Bishop Christopher E Milton	55	Director	November 2020 to present
Dr. Solomon K.S. Mbagwu	70	Director	November 2020 to present

*Age as at December 31, 2020.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2020 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory.  Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant,  Certified Public Accountant and a practicing Attorney in California.

Frank has an extensive freelance consulting experience for public companies.  As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation.  Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with startup investors and helped them analyze the COGS and operating expenses.  Frank has been part of a team that shepherded both big and small startup investments through the required audit and conducted all the filings to take them public through IPO, DPO or RTO transactions.

Ms. Patience C. Ogbozor, Director: Ms. Ogbozor is the President and CEO of Cannabinoid Biosciences since November 2018.  Ms. Ogbozor is a Director of the Company. Ms. Ogbozor also serves as a director at Goldstein Franklin Inc., Kid Castle Educational Corporation, Video Rivers Networks, Inc. and Opportunity Zone Capital LLC. Prior to joining the company’s board, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

Bishop Christopher E. Milton, Joined our board in November 2020.  Bishop Milton is the Senior Pastor at Holy Assembly Church of God in Christ, 55 East Villa Street. Pasadena, CA 91103.  Bishop Milton is Jurisdictional Prelate Southern California Evangelistic jurisdiction of The Church of God in Christ, Inc. (COGIC) in the United States.  Bishop Milton is an accomplished accountant and finance professional by training and practice. He is the current Chairman of the Internal Audit Committee of the Board of Bishops of The Church of God in Christ, Inc. (COGIC) in the United States.  Bishop Milton has been elected to chair the Audit Committee of GiveMePower Corporation.

Dr. Solomon KN Mbagwu, Chairman:  Solomon KN Mbagwu, MD, is a Director of the Company.  Dr. Mbagwu joined the Company’s board of directors in October 2019.  Dr. Mbagwu is a medical practitioner in Los Angeles, California.  In the last twenty four years, Dr. Mbagwu has owned and operated two medical clinics in South Los Angeles.  Prior to starting and running his own clinics, Dr. Mbagwu has over ten years of experience in community healthcare management; delivering babies and performing numerous obstetrical and gynecological surgeries while working at Centinela Hospital in Inglewood and other community health centers across Los Angeles County.   Dr. Mbagwu graduated from the University Of California, San Francisco, School Of Medicine in 1979.  Since finishing his residency at King Drew Medical Center, Los Angeles, in 1983, Dr. Mbagwu has actively practiced medicine in Los Angeles County.  Dr. Mbagwu is certified by the Board of Obstetrics and Gynecology since 1988.

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

Audit Committee.  During the year ended December 31, 2020, we establish an audit committee of the board of directors.   The audit committee are primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.  Bishop Milton is the Chair of our Audit Committee.

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

As of December 31, 2020, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Elements to Executive Compensation

The Company’s executive compensation program is designed to attract and retain executives responsible for the Company’s long-term success, to reward executives for achieving both financial and strategic company goals and to provide a compensation package that recognizes individual contributions as well as overall business results. The Company’s executive compensation program also takes into account the compensation practices of companies with whom Givemepower competes for executive talent.

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

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		-	-	-	-	-	-	-	-
1. Frank Igwealor CEO, CFO and Director	2020	-	10,000	-	-	-	-	-	10,000
	2019	-	-	-	-	-	-	-	-
2018
		-	-	-	-	-	-	-	-
2. Patience Ogbozor, Director	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Notes:

(a)

(b)

(c)

(d)	Mr. Igwealor was awarded 10 million shares as hire-on bonus for accepting the CEO position

(e)

(f)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2020. The Company has never granted any stock options.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2020, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown.  As of December 31, 2020, we had 42,724,684shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
	Preferred Stock	Common Stock
Frank I Igwealor [1]		10,000,000	0.88%
Goldstein Franklin, Inc. (Frank Igwealor)[2]	1		8.83%
Kid Castle Educational Corporation	1,000,000		87.51%
Patience C Ogbozor1
Bishop Christopher E Milton[1]
Dr. Solomon K.S. Mbagwu[1]
All other shareholders		32,724,684	2.89%

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

During the year ended December 31, 2020, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

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

RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $540,524 from the line of credit as of December 31, 2020.

•         In addition, during the twelve months ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by its CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of December 31, 2020 and December 31, 2019, the Company has $604,157 and $41,200, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.  The Company intends to start recording rent expense of $7,800 for the year that would end December 31, 2020.

LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$63,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	540,524	-
Total Line of credit - related party	604,157	41,200
Less: current portion	(63,632)	(41,200)
Total Long-term Line of credit - related party	$540,524	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 which it used to fund its operations. The company still has available but unused line of credit of $126,368 as of December 31, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date.

Director Independence

Our board of directors has determined that two members of our board of directors qualify as an “independent” director under Nasdaq’s definition of independence.  Bishop Milton and Dr. Mbagwu are independent directors who also serve on our audit committee.  Bishop Milton is the Chair of our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2020:                                 $9,000

For fiscal year end December 31, 2019:                                  $10,000

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.
31.1	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Executive Officer of GiveMePower Corporation, filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(b)

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: April 13, 2021	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 13, 2021	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2021	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 13, 2021	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

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

Date: April 13, 2021	/s/ Frank I. Igwealor
Frank I. Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: April 13, 2021	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GiveMePower Corporation, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I. Igwealor, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2021	/s/ Frank Igwealor
Frank Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: April 13, 2021	/s/ Patience C Ogbozor
Patience C Ogbozor
Director