Form 10-K/A
period 2020-12-31
GIVEMEPOWER CORP
filed 2021-04-16
CIK 1064722

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K/A

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

EXPLANATORY NOTE

GiveMePower Corporation (the “Company) is amending this Form 10-K for the year ended December 31, 2020 to include an updated Auditor’s report to its audited financial statements for the year ended December 31, 2020, due to minor update in report.  The update in the report did not result in any change the audit opinion, Balance Sheet, Profit and Loss, Shareholders’ Equity and Cash Flow Statements.

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

Consolidated Financial Statements

As of December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

        Givemepower Corporation

        370 Amapola Ave., Suite 200A

        Torrance, CA 90501

Opinion on the financial statements

We audited the accompanying balance sheets of Givemepower Corporation (“the Company”) as of December 31, 2020 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). The financial statements of the Company for the year ended December 31, 2019 were audited by other auditors, whose report, dated June 1, 2020 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end December 31, 2019, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

GIVEMEPOWER CORPORATION

Date: April 15, 2021	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 15, 2021	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2021	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 15, 2021	/s/ Patience C Ogbozor
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

Date: April 15, 2021	/s/ Frank I. Igwealor
Frank I. Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: April 15, 2021	/s/ Patience C Ogbozor
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

Date: April 15, 2021	/s/ Frank Igwealor
Frank Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: April 15, 2021	/s/ Patience C Ogbozor
Patience C Ogbozor
Director