Form 10-Q
period 2021-03-31
GIVEMEPOWER CORP
filed 2021-05-17
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2021, there were 42,724,687 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,021	$1,630
Investments - trading securities	387,376	91,282
Total Current Assets	476,397	92,912

Property and equipment, net	$6,936	$7,745
Investments - real estate	674,846	664,111
Crypto Currency Mining Rigs	9,200	-
Total assets	1,167,378	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	10,642	4,542
Accrued interest	4,218	2,812
Marginal loan payable	538	115
Line of credit - related party, current portion	13,232	63,632
Total Current Liabilities	$28,630	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$150,000	$150,000
Line of credit - related party, net of current portion	542,051	540,524
Total Long-Term Liabilities	692,051	690,524
Total Liabilities	$720,682	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 1,200,000,000 shares authorized, 42,724,687 issued and outstanding as at March 31, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,310,814	6,310,814
Accumulated deficit	(5,906,906)	(6,351,470)
Minority Interest	(950)	59
Total Stockholders’ Equity	$446,696	$3,141
Total Liabilities and Stockholders’ Equity	$1,167,378	$764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue:
Sales of investments under trading securities	$665,667	$192,992
Sales of investment under property	-	-
Total Revenue	665,667	192,992

Cost of goods sold:
Cost of sales - trading securities	204,416	157,806
Cost of sales - property	-
Total cost of goods sold	204,416	157,806
Gross profit	461,251	35,186

Operating expenses:
General and administrative	15,004	5,202
Professional fees	44,082
Advertising and promotions	1,649
Interest expense	1,458	-

Total operating expenses	62,193	5,202
Income (loss) from operations	399,058	29,984

Other income
Dividends	30
Unrealized gain (loss)	44,467	(63,426)
Net Income	443,555	(33,442)

Earnings (loss) per Share: Basic and Diluted	$0.0104	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Minority Interest	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit		Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1003	-	-	(1,000)	-		3
Issuances of common stock			15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	59	55,739
Net loss						(82,980)		(82,980)

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,311,814	$(6,351,470)	$59	$3,141

Net income						443,555	(1,009)	442,546
Minority interest					-	1,009		1,009
Balances - March 31, 2021	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(5,906,906)	$(950)	$446,696

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION
STATEMENTS OF CASHFLOWS
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$443,555	$(33,442)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(296,093)	19,274
Depreciation	809	(12)
Other Accrued Liabilities	7,506
Net Cash Flows Used in Operating Activities	155,777	(14,180)

Cash flows from investing activities:
Computer and Internet	-
Payment for real estate investment	(10,735)
Crypto Currency Mining Rigs	(9,200)
Net Cash Flows from Investing Activities	(19,935)

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	422
Line of credit - short term - related party	-	122,000
Line of credit - long term - related party	(48,872)	(4,304)
New Cash Flows from Financing Activities	(48,450)	117,696

Net Change in Cash:	87,392	$103,516
Beginning cash:	1,630	500
Ending Cash:	$89,021	$104,017

Supplemental Disclosures of Cash Flow:
Cash paid for interest	$1,458	$12
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

Current Business and Organization - Alpharidge

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC (“Alpharidge”), Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources:

●	Alpharidge and OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services. CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, its specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

●	Owning Specialized Real Estate Properties and Assets for Income. The Company intends to acquire multifamily housings, economic development real estates, hemp farms, CBD processing facilities and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased licensed growers who will continue their cultivation operations after its acquisition of the property. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

●	Owning Specialized Real Estate Properties and Assets for Appreciation. The Company intends to lease its acquired properties under long-term, triple-net leases. However, from time to time, the Company may elect to sell one or more properties if the Company believes it to be in the best interests of its stockholders. Accordingly, the Company will seek to acquire properties that it believes also have potential for long-term appreciation in value.

●	Affordable Housing. Its motto is: “acquiring distressed/troubled properties, securing generous government subsidies, empowering low-income families, and generating above-market returns to investors.”
●	Preserving Financial Flexibility on the Company’s Balance Sheet. The Company intends to focus on maintaining a conservative capital structure, in order to provide us flexibility in financing its growth initiatives.

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

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties — the company is subject to the risks arising from COVID-19’s impacts on the residential real estate industry. The Company’s management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on its future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals’ investment portfolios, and more stringent mortgage financing conditions. In addition, the company has considered the impacts and uncertainties of COVID-19 in its use of estimates in preparation of its consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $89,021 and $1,630 in cash and cash equivalents as at March 31, 2021 and December 31, 2020 respectively.

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

Stock Based Compensation

ASC 718 “Compensation - Stock Compensation” which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue

No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during three months ended March 31, 2021.

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

Receivables from Sale of Stock: Receivables from the sale of capital stock constitute unpaid capital subscriptions and are reported as deductions from stockholders’ equity, rather than as assets. However, a receivable from the sale of stock to officers or directors may be reflected as an asset if the receivable was paid in cash before the financial statements were issued and the payment date is disclosed in a note to the financial statements.

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

The company has no treasury stock and no receivables from sales of stock during three months ended March 31, 2021 and 2020.

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

During three months ended March 31, 2021, the Company did recognized revenue of $665,667 from trading revenues, and $30 in dividend income respectively.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We have no real estate sales in the three months ended March 31, 2021

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The company has zero other comprehensive income items during three months ended March 31, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of March 31, 2021 and 2020, the Company has $0 in disputed liabilities on its balance sheet.

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

As of January 1, 2021, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2020 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The useful lives of tangible fixed assets are as follows:

●	Buildings	33 to 50 years
●	Permanent installations	3 to 25 years
●	Machinery and equipment	3 to 14 years
●	Furniture, fixtures, equipment and vehicles	5 to 10 years
●	Leasehold improvements	Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of March 31, 2021 the company has little property, equipment and one Crypto Currency mining rig.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Similarly, on September 16, 2020, the Company sold 1,000,000 shares of its preferred stock to Kid Castle Educational Corporation, in exchange for 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during three months ended March 31, 2021.

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period three months ended March 31, 2021, as there are no potential shares outstanding that would have a dilutive effect.

Three months ended March 31, 2021	Amount

Net income	$443,555
Dividends	-
Stock option	-
Adjusted Net income attribution to stockholders	$443,555

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687
Net income per share
Basic and Diluted	$0.0104

Accumulated Deficit

As of March 31, 2021and December 31, 2020, the Company has accumulated deficit of $5,906,906 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such situation, the Company’s management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis. The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 5, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

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

Description	Level 1	Level 2		Level 3
Investments – trading securities – December 31, 2020	$91,282	$		$
Investments – trading securities – March 31, 2021	$387,376		$-		$-

Investment

Investments and securities purchased, not yet sold consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed below in “Financial Instruments.”

Investment Securities (Trading): The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. Investments in equity securities as of March 31, 2021 are summarized based on the following:

31-Mar-21	Cost	Changes in Fair Value	Fair Value

Stocks	$297,466	$52,899	$350,365
Options	26,077	(7,482)	18,594
Warrants	19,366	(953)	18,413
Investments – Trading Securities	$342,909	$44,464	$387,373

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of March 31, 2021 is $538.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of March 31, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

Current Holdings of Real Estate Investments:

As of March 31, 2021, the Company has one available-for-sale real estate properties with a carrying amount of $674,846:

	Purchase Cost	Leasehold improvement	Total cost at March 31, 2021
SFR – 4904 S Wilton Place, 90062	$498,984	$175,862	$674,846
Investments – Properties	$498,984	$175,862	$674,846

Inventory costs include direct home acquisition costs and any capitalized improvements. The following is the Real Estate Investments activities for the period under review:

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought in April, 2019 for $498,984. Its goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing. As of March 31, 2021, the Company has expended 175,862 on improvement of the property.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at March 31, 2021, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

Givemepower Corporation considers its Founders, officers, directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at March 31, 2021 and 2020, the Company’s controlling firm and significant stockholder advanced $13,232 to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31,	December 31,
	2020	2020
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$13,232	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate	542,051	540,524

Total	$555,283	$604,156

NOTE 3 - INCOME TAXES

As of March 31, 2021 and 2020, the Company had a net operating loss carry forward of $2,303,693 and $2,477,073 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Mar-21	31-Dec-20

Federal statutory rates	34%	$(2,006,139)	$(2,159,500)
State income taxes	5%	(295,020)	(317,573)
Permanent differences	-0.5%	29,502	31,757
Valuation allowance against net deferred tax assets	-38.5%	2,271,657	2,445,316
Effective rate	0%	$-	$-

At March 31, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Mar-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	5,906,906	6,351,470
Total deferred income tax asset	2,303,693	2,477,073
Less: valuation allowance	(2,303,693)	(2,477,073)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2021 and 2020 net operating loss carry forwards of approximately $2,303,693 and $2,477,073 respectively, for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

As of March 31, 2021 and December 31, 2020, there were 42,724,687 shares of common stock respectively, issued and outstanding held by 159 stockholders of record. The company had no transactions in its common stock during three months ended March 31, 2021. As of March 31, 2021, there were 1,000,001 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at March 31, 2021, minority shareholders’ proportionate share of the entity is three (3) percent and reflected in the equity section of the balance sheet.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has net has accumulated deficit for the years ended March 31, 2021 and December 31, 2020 of $5,906,906 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – LONG TERM LOAN

On July 3, 2020, the Company entered into SBA loan the amount of $150,000 with maturity date of July 2, 2050. The SBA loan bears interest at 3.75% per annum. Repayment starts on 12 months after closing. Total interest expense was $4,218 and $0 for the twelve months ended March 31, 2021 and 2020, respectively.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2021, the Company had drawn $13,232 from the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $542,051 from the line of credit as of March 31, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of March 31, 2021 and December 31, 2020, the Company has $542,051 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	March 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$13,232	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	542,051	540,524
Total Line of credit - related party	555,283	604,156
Less: current portion	(13,232)	(63,632)
Total Long-term Line of credit - related party	$542,051	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2021, the Company had drawn $13,232 which it used to fund its operations.

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

None.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after March 31, 2021 through May 12, 2021.

Management has reviewed subsequent events through May 12, 2021, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

Most Recent Addition to Our Business and Organization

Crypto Currency Mining Operation

During the period between March 3 to March 16 2021, the Company tried unsuccessfully, to acquire Bitcentro/Buzzmehome’s CryptoCurrency mining operations in Canada for $500,000 in cash. The deal fell through because of misunderstanding between parties as to the timing and duration of due diligence period.

After the failed acquisition attempt, the Company contracted with Brady Fernandes, a Los Angeles resident who claimed expertise in the crypto mining industry. The Company contracted with Brady for $9,200 to commence the project of helping the company to build out its own in-house cryptocurrency mining farm. Brady has commenced building our first rig and has also ordered the necessary equipment to add rigs to our crypto currency mining farm. Crypto Currency Mining Operation is already generating revenue.

We have dedicated a line-item, “Crypto Currency Mining Rigs,” on our balance to track all our investments in the Crypto Currency Mining Operation. We plan to build out a fully operating farm in California, using solar energy to mitigate the high cost of energy in California.

Current Business and Organization - Alpharidge

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC (“Alpharidge”), Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Alpharidge and OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, industrial and commercial real estate, and other real estate related services. CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, its specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties. This strategy includes the following components:

[ ]	Owning Specialized Real Estate Properties and Assets for Income. The Company intends to acquire multifamily housings, economic development real estates and multifamily properties. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

[ ]	Owning Specialized Real Estate Properties and Assets for Appreciation. The Company intends to lease its acquired properties under long-term, triple-net leases. However, from time to time, the Company may elect to sell one or more properties if the Company believes it to be in the best interests of its stockholders. Accordingly, the Company will seek to acquire properties that it believes also have potential for long-term appreciation in value.

[ ]	Affordable Housing. Its motto is: “acquiring distressed/troubled properties, securing generous government subsidies, empowering low-income families, and generating above-market returns to investors.”

[ ]	Preserving Financial Flexibility on the Company’s Balance Sheet. The Company intends to focus on maintaining a conservative capital structure, in order to provide us flexibility in financing its growth initiatives.

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

Black-Bank Recitations

The Black-Bank is a financial institution that creates, aggregates, facilitates, builds, grows, promotes, preserves and redistributes wealth to black persons. The Black-Bank was founded on 13th day of June, 2014, when certain of the descendants of Cush, the eldest son of Ham, a son of Noah, resolved to establish a bank, a financial services company to: (1) cater to black persons banking needs, (2) finance projects that primarily benefit black persons, (3) capitalize viable ideas by black persons, (4) fund wealth creation and community economic development visions of black persons, (5) invest in black entrepreneurs, and (6) empower black men and women across the earth to pursue worthy dreams and build great communities. The premier Black-Bank shall be headquartered in the United States of America, the land of the free and home to the brave; a land where providence had strategically place many of the best of the descendants of Cush. The bank will transact and promote activities across the earth to-and-fro beyond the rivers of Cush (Zephaniah. 3:10 (NIV)). The purpose of the establishment of this entity is to promote and carter to the financial and economic interest of black people, therefore, it shall be called or referred to as the Black Bank (Jeremiah 13:23). The Black Bank will harvest and finance the implementation of the bests of the ideas and visions of our forebears from Cush to Simon of Cyrene, Marcus Garvey, Booker T. Washington, W.E.B Dubois, Rev. Martin Luther King Jr., Patrice Lumumba, Thomas Sankara, Toussaint Louverture and Steve Biko for the prosperity and wellbeing of black people across the face of the earth.”

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of March 31, 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three Months ended March 31, 2021, as Compared to Three Months Ended March 31, 2020

Revenues — horbar; The Company recorded $665,667 in revenue for the three months ended March 31, 2021 as compared to $192,992 for the same period of March 31, 2020.

Operating Expenses — Total operating expenses for the three months ended March 31, 2021 was $62,193 as compared to $5,202 in the same period in, 2020, due to increased operating activities during the period ended March 31, 2021.

Net Income — Net income for three months ended March 31, 2021 was $443,555 as compared to Net loss of $33,442 for the three months ended March 31, 2020. Gross income from operation was $505,641; which include unrealized gain of $44,467.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2021 was $44,467, as compared to Unrealized gain of $(63,426), for the three months ended March 31, 2020. The other comprehensive income of $44,467 was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital of $447,767, consisting of $89,021 in cash, $387,376 in Trading Securities, and $28,630 in short-term loan.

For the three months period ended March 31, 2021, the Company generated $155,777 from operating activities, used cash of $19,935 on investing activities, and used cash of $48,450 on financing activities, resulting in an increase in total cash of $87,392 and a cash balance of $89,021 for the period. For the three months period ended March 31, 2020, the Company used cash of $14,180 in operating activities, used cash of $0.00 for investing activities and obtained cash of $117,696 from financing activities, resulting in an increase in cash of $103,516 and a cash balance of $104,017 at the end of that period.

As of March 31, 2021, total Notes Payable to related and unrelated parties decreased by $48,873 from the fiscal year ended December 31, 2020.

As of March 31, 2021, total stockholders’ equity increased to $446,696 from $3,141 as of December 31, 2020.

As of March 31, 2021, the Company had a cash balance of $89,021 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, and (3) Trading Securities. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 28, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: May 17, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

