Form 10-Q
period 2021-06-30
GIVEMEPOWER CORP
filed 2021-08-25
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, there were 42,724,687 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,272	$1,630
Other Assets - Investments	2,227,539	91,282
Total Current Assets	2,289,811	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	299,095	-
Crypto Currency Mining Rigs	19,200	-
Total assets	2,608,106	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	1,218,613	4,542
Accrued interest	-	2,812
Marginal loan payable	33,792	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$1,252,405	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$-	$150,000
Line of credit - related party, net of current portion	456,424	540,524
Total Long-Term Liabilities	456,424	690,524
Total Liabilities	$1,708,829	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at June 30, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 1,200,000,000 shares authorized, 42,724,687 issued and outstanding as at June 30, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,086,520	6,310,814
Accumulated deficit	(5,230,981)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$899,277	$3,141
Total Liabilities and Stockholders’ Equity	2,608,106	764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Sales of investments under trading securities	$2,676,143	$24,821	$3,341,809	$60,007
Sales of investment under property	700,385	-	700,385	-
Total Revenue	3,376,528	24,821	4,042,194	60,007

Cost of goods sold:
Cost of sales - trading securities	2,872,611	-	3,077,026	-
Cost of sales - property	722,341		722,341
Total cost of goods sold	3,594,952	-	3,799,368	-
Gross profit	(218,425)	24,821.00	242,827	60,007

Operating expenses:
General and administrative	15,038	5,313	29,233	10,515
Professional fees	62,534		102,116
Advertising and promotions	40		1,689
Interest expense	33	-	85	-
Total operating expenses	77,645	5,313	133,123	10,515
Income (loss) from operations	(296,070)	19,508	109,703	49,492

Other Income
Dividends	32		62
Unrealized gain (loss)	712,532	(4,402)	756,999	(67,818)
Net Income	416,494	15,106	866,764	(18,326)

Earnings (loss) per Share: Basic and Diluted	$0.0097	$(0.000)	$0.0203	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687	42,724,687	27,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1,003	-	-	(1,000)			3
Issuances of common stock			15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	-	55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold Cannabinoid Biosciences for $1					$(224,294)	$253,725	$(59)	$29,372
Net income						866,764	-	866,764

Balances - June 30, 2021	1,000,001	$1,013	42,724,687	$42,725	$6,086,520	$(5,230,980)	$-	$899,277

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$866,764	$49,492
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	(2,139,270)	(69,812)
Depreciation	800	-
Other Accrued Liabilities	1,217,013	-
Net Cash Flows Used in Operating Activities	(54,693)	(20,320)

Cash flows from investing activities:
Entrepreneurship Development	(299,095)
Payment for real estate investment	664,111	(321,498)
Crypto Currency Mining Rigs	(19,200)
Net Cash Flows from Investing Activities	345,816	(321,498)

Cash flows from financing activities:
Proceeds from marginal loan payable	33,676	236
Line of credit - short term - related party	-	119,602
Line of credit - long term - related party	(264,157)	221,498
New Cash Flows from Financing Activities	(230,481)	341,335

Net Change in Cash:	$60,642	$(483)
Beginning cash:	1,627	500
Ending Cash:	$62,269	$17

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$12
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

On April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

The consolidated financial statements of the Company therefore include its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the three and six months ended June 30, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $62,272 and $1,630 in cash and cash equivalents as at June 30, 2021 and December 31, 2020 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during three and six months ended June 30, 2021.

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

The company has no treasury stock and no receivables from sales of stock during three and six months ended June 30, 2021 and 2020.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During three and six months ended June 30, 2021, the Company did recognized revenue of $3,376,528 and 4,042,194 from operations, and $32 and $62 in dividend income respectively.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We have no real estate sales in the three and six months ended June 30, 2021

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The company has zero other comprehensive income items during three and six months ended June 30, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of June 30, 2021 and 2020, the Company has $0 in disputed liabilities on its balance sheet.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of June 30, 2021 the company has little property, equipment and one Crypto Currency mining rig.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Similarly, on September 16, 2020, the Company sold 1,000,000 shares of its preferred stock to Kid Castle Educational Corporation, in exchange for 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”). Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during three and six months ended June 30, 2021.

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period three and six months ended June 30, 2021, as there are no potential shares outstanding that would have a dilutive effect.

	Three months ended June 30, 2021	Six months ended June 30, 2021
Net income	$416,462	866702
Dividends	32	62
Adjusted Net income attribution to stockholders	$416,494	866,764

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687	42,724,687
Net income per share
Basic and Diluted	$0.0097	0.0203

Accumulated Deficit

As of June 30, 2021 and December 31, 2020, the Company has accumulated deficit of $5,230,981 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of June 30, 2021 is $33,792.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of June 30, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of June 30, 2021, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at June 30, 2021, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

Alpharidge considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at June 30, 2021 and 2020, the Company’s controlling firm and significant stockholder advanced $456,424 to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 31,	December 31,
	2021	2020
Due from Affiliates
	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,201
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	456,424	540,524

Total	$456,424	$603,725

NOTE 3 - INCOME TAXES

As of June 30, 2021 and 2020, the Company had a net operating loss carry forward of $2,013,928 and $2,445,316 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Jun-21	31-Dec-20

Federal statutory rates	34%	$(1,778,534)	$(2,159,500)
State income taxes	5%	(261,549)	(317,573)
Permanent differences	-0.5%	26,155	31,757
Valuation allowance against net deferred tax assets	-38.5%	2,013,928	2,445,316
Effective rate	0%	$-	$-

At June 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Mar-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	5,230,981	6,351,470
Total deferred income tax asset	2,013,928	2,445,316
Less: valuation allowance	(2,013,928)	(2,445,316)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2021 and 2020 net operating loss carry forwards of approximately $2,013,928 and $2,445,316 respectively, for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of June 30, 2021 and 2020, there were 42,724,687 shares of common stock respectively, issued and outstanding held by 159 stockholders of record. The company had no transactions in its common stock during three and six months ended June 30, 2021 and 2020. As of June 30, 2021, there were 1,000,001 and 1 share of preferred stock issued and outstanding held by 2 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at June 30, 2021, minority shareholders’ proportionate share of the entity is three (3) percent and reflected in the equity section of the balance sheet.

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

The Company has net has accumulated deficit for the years ended June 30, 2021 and December 31, 2020 of $5,230,981 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – LONG TERM LOAN

As at June 30, 2021, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $456,424 from the line of credit as of June 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of June 30, 2021 and December 31, 2020, the Company has $456,424 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	June 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	456,424	540,524
Total Line of credit - related party	456,424	603,725
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$456,424	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date.

10 SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	30-Jun-20	31-Dec-20

Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no real property and do not presently owned any interests in real estate. 30% of the total office space was allocated for its office use and the rent would be shared with two other related organizations controlled by the director. At present, there is no written lease with the landlord and the rent is on a month-to-month basis. The Company’s executive, administrative and operating offices are located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month. The Company intends to start recording rent expense of $7,800 for the year that would end December 31, 2022. Management believed that the current facilities are adequate and that any additional suitable space will be available as maybe required. The anticipated rental obligation for office space through 2022 is $7,800.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2021 through August 21, 2021.

Management has reviewed subsequent events through August 21, 2021, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

On April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

The consolidated financial statements of the Company therefore include its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Most Recent Addition to Our Business and Organization

Crypto Currency Mining Operation

During the period between March 3 to March 16 2021, the Company tried unsuccessfully, to acquire Bitcentro/Buzzmehome’s CryptoCurrency mining operations in Canada for $500,000 in cash. The deal fell through because of misunderstanding between parties as to the timing and duration of due diligence period.

After the failed acquisition attempt, the Company contracted with Brady Fernandes, a Los Angeles resident who claimed expertise in the crypto mining industry. The Company contracted with Brady for $9,200 to commence the project of helping the company to build out its own in-house cryptocurrency mining farm. Brady has commenced building our first rig and has also ordered the necessary equipment to add rigs to our crypto currency mining farm. On April 28, 2021, the Company paid additional $10,000 to Mr. Fernandez for ordering additional equipment for building out it crypto currency mining farm.

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

Current Business and Organization - Alpharidge

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC (“Alpharidge”), Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Alpharidge and OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighbourhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

Black-Bank Recitations

The Black-Bank is a financial institution that creates, aggregates, facilitates, builds, grows, promotes, preserves and redistributes wealth to black persons. The Black-Bank was founded on 13th day of June, 2014, when certain of the descendants of Cush, the eldest son of Ham, a son of Noah, resolved to establish a bank, a financial services company to: (1) cater to black persons’ banking needs, (2) finance projects that primarily benefit black persons, (3) capitalize viable ideas by black persons, (4) fund wealth creation and community economic development visions of black persons, (5) invest in black entrepreneurs, and (6) empower black men and women across the earth to pursue worthy dreams and build great communities. The premier Black-Bank shall be headquartered in the United States of America, the land of the free and home to the brave; a land where providence had strategically place many of the best of the descendants of Cush. The bank will transact and promote activities across the earth to-and-fro beyond the rivers of Cush (Zephaniah. 3:10 (NIV)). The purpose of the establishment of this entity is to promote and carter to the financial and economic interest of black people, therefore, it shall be called or referred to as the Black Bank (Jeremiah 13:23). The Black Bank will harvest and finance the implementation of the bests of the ideas and visions of the forebears from Cush to Simon of Cyrene, Marcus Garvey, Booker T. Washington, W.E.B Dubois, Rev. Martin Luther King Jr., Patrice Lumumba, Thomas Sankara, Toussaint Louverture and Steve Biko for the prosperity and wellbeing of black persons across the face of the earth.”

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

Employees

We do not have a W-2 employee at the present. The bulk of the administration of our operating activities is shouldered by Goldstein Franklin, a California public accounting firm and our controlling shareholder. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of June 30, 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three and Six Months ended June 30, 2021, as Compared to Three and Six Months Ended June 30, 2021, 2020

Revenues — The Company recorded $3,376,528 and $4,042,194 in revenue for the three and six months ended June 30, 2021 as compared to $24,821 and $60,007 for the same period of June 30, 2020.

Operating Expenses — Total operating expenses for the three and six months ended June 30, 2021, was $77,645 and $133,123 as compared to $5,313 and $10,515 in the same period of June 30, 2020, due to increased operating activities during the period ended June 30, 2021.

Net Income — Net income for three and six months ended June 30, 2021 was $416,494 and $866,764 as compared to Net Income of $15,106 and Net Loss of $18,326 for the three and six months ended June 30, 2020. Gross income from operation includes unrealized gain of $712,532 and $759,999 for the three and six months ended June 30, 2021.

OCI - Unrealized Gain or Other Comprehensive Income for three and six months ended June 30, 2021, was of $712,532 and $759,999, as compared to Unrealized Loss of $(4,402) and $(67,818) for the three six months ended June 30, 2020. The other comprehensive income of $712,532 and $759,999 were a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a working capital of $1,037,406, consisting of $62,272 in cash, $2,227,539 in Trading Securities, and $1,252,405 in short-term loan.

For the six months period ended June 30, 2021, the Company used cash of $54,693 on operating activities, generated cash of $19,935 on investing activities, and used cash of $230,481 on financing activities, resulting in an increase in total cash of $60,642 and a cash balance of $62,269 for the period. For the six months period ended June 30, 2020, the Company used cash of $20,320 in operating activities, used cash of $321,498 on investing activities and generated cash of $341,335 from financing activities, resulting in a decrease in cash of $483 and a cash balance of $17 at the end of that period.

As of June 30, 2021, total Notes Payable to related parties decreased by $84,100 from the fiscal year ended December 31, 2020.

As of June 30, 2021, total stockholders’ equity increased to $899,277 from $3,141 as of December 31, 2020.

As of June 30, 2021, the Company had a cash balance of $62,272 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 21, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: August 25, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

