Form 10-Q/A
period 2021-06-30
GIVEMEPOWER CORP
filed 2021-11-01
CIK 1064722

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on August 25, 2021 (the “Form 10-Q”), is solely to include a disclosure about the company’s Entrepreneurship Development Initiative which was inadvertently not clearly disclosed previously.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,272	$1,630
Other Assets - Investments	162,929	91,282
Total Current Assets	225,201	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	2,363,705	-
Crypto Currency Mining Rigs	19,200	-
Total assets	2,608,106	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	1,218,613	4,542
Accrued interest	-	2,812
Marginal loan payable	33,792	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$1,252,405	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$-	$150,000
Line of credit - related party, net of current portion	456,424	540,524
Total Long-Term Liabilities	456,424	690,524
Total Liabilities	$1,708,829	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at June 30, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 1,200,000,000 shares authorized, 42,724,687 issued and outstanding as at June 30, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,086,520	6,310,814
Accumulated deficit	(5,230,981)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$899,277	$3,141
Total Liabilities and Stockholders’ Equity	2,608,106	764,767

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

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$866,764	$49,492
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	(74,660)	(69,812)
Depreciation	800	-
Other Accrued Liabilities	1,217,013	-
Net Cash Flows Used in Operating Activities	2,009,917	(20,320)

Cash flows from investing activities:
Entrepreneurship Development	(2,363,705)
Payment for real estate investment	664,111	(321,498)
Crypto Currency Mining Rigs	(19,200)
Net Cash Flows from Investing Activities	(1,718,794)	(321,498)

Cash flows from financing activities:
Proceeds from marginal loan payable	33,676	236
Line of credit - short term - related party	-	119,602
Line of credit - long term - related party	(264,157)	221,498
New Cash Flows from Financing Activities	(230,481)	341,335

Net Change in Cash:	$60,642	$(483)
Beginning cash:	1,630	500
Ending Cash:	$62,272	$17

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$12
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We have no real estate sales in the three and six months ended June 30, 2021

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. Utilizing the services of three Nevada Attorneys, Alpharidge Capital petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

The initial equity investments required by the State Statute to be eligible to seek custodianship of each target is booked into an assets account classified as “Entrepreneurship Capital” and the expenses attracted by each custodianship or portfolio investments is itemized to the named investment for better cost-recovery analysis. Each of these shells is available to be sold within 12 months.

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

Related Party Transactions

Affiliate Receivables and Payables

Alpharidge considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at June 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $456,424 and $540,524 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 31,	December 31,
	2021	2020
Due from Affiliates
	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	456,424	540,524

Total	$456,424	$604,156

Affiliate Receivables and Payables - Other Accrued Liabilities

Other accrued liabilities entail licensing fees owned to Poverty Solutions, Inc., a control entity that owns 11.70% of the outstanding shares of Company’s common stock. The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs. The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

NOTE 3 - INCOME TAXES

As of June 30, 2021 and December 31, 2020, the Company had a net operating loss carry forward of $2,013,928 and $2,445,316 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2021 and December 31, 2020 net operating loss carry forwards of approximately $2,013,928 and $2,445,316 respectively, for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

Line of credit from related party consisted of the following:

	June 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	456,424	540,524
Total Line of credit - related party	456,424	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$456,424	$540,524

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

Other Accrued Liabilities

Other accrued liabilities entail licensing fees owned to Poverty Solutions, Inc., a control entity. The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs. The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

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

General

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. This Offering represents the commencement of the Banking and financial services division of our business. This Offering will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfilment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, ML and Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on block-chain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

The PubCo has been dormant and non-operating since year 2009. PubCo is a public reporting company registered with the Securities Exchange Commissioner (“SEC”). In November 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since November 2009. On May 11, 2020, the Company filed a Form 10-12G to register its common stock with the SEC and restarted making required filings.

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

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

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

Net Income — Net income for three and six months ended June 30, 2021 was $416,494 and $866,764 as compared to Net Income of $15,106 and Net Loss of $18,326 for the three and six months ended June 30, 2020. Gross income from operation includes unrealized gain of $(218,425) and $24,821 for the three and six months ended June 30, 2021.

OCI - Unrealized Gain or Other Comprehensive Income for three and six months ended June 30, 2021, was of $712,532 and $759,999, as compared to Unrealized Loss of $(4,402) and $(67,818) for the three six months ended June 30, 2020. The other comprehensive income of $712,532 and $756,999 were a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a working capital of $1,037,406, consisting of $62,272 in cash, $2,227,539 in Trading Securities, and $1,252,405 in short-term loan.

For the six months period ended June 30, 2021, the Company used cash of $54,693 on operating activities, generated cash of $345,816 on investing activities, and used cash of $230,481 on financing activities, resulting in an increase in total cash of $60,642 and a cash balance of $62,272 for the period. For the six months period ended June 30, 2020, the Company used cash of $20,320 in operating activities, used cash of $321,498 on investing activities and generated cash of $341,335 from financing activities, resulting in a decrease in cash of $483 and a cash balance of $17 at the end of that period due to discontinuation of business line.

As of June 30, 2021, total Notes Payable to related parties decreased by $84,100 from the fiscal year ended December 31, 2020.

As of June 30, 2021, total stockholders’ equity increased to $899,277 from $3,141 as of December 31, 2020. The increase in stockholders’ equity was largely due to discontinuation of business line (CBDX).

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

GIVEMEPOWER CORPORATION

Date: November 1, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

