Form 10-Q
period 2021-09-30
GIVEMEPOWER CORP
filed 2021-11-16
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there were 42,724,687 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$218,707	$1,630
Investments - trading securities	22,113	91,282
Total Current Assets	240,820	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Electric Vehicles Inventory	27,271	-
Entrepreneurship Development	2,974,133	-
Crypto Currency Mining Rigs	19,200	-
Total assets	3,276,411	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,542
Accrued interest	1,600	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	10,000	63,632
Total Current Liabilities	$11,600	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$903,248	$150,000
Long term liabilities - related party	1,382,374	540,524
Total Long-Term Liabilities	2,285,622	690,524
Total Liabilities	$2,297,222	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 50,000,000 shares authorized, 42,724,687 issued and outstanding as at September 30, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,086,520	6,310,814
Accumulated deficit	(5,151,069)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$979,189	$3,141
Total Liabilities and Stockholders’ Equity	3,276,411	764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Entrepreneurship Development	$146,000	$-	$146,000	$-
Sales of investment under property		-	700,385	1,205,000
Sales under trading securities	1,852,489	29,250	5,194,298	261,400
Total Revenue	1,998,489	29,250	6,040,683	1,466,400

Cost of goods sold:
Entrepreneurship Development	34,100		34,100	-
Cost of sales - trading securities	859,392	10,063	2,719,477	182,206
Licensing Fees	165,361		1,382,374	-
Cost of sales - property	-	-	722,341	1,179,827
Total cost of goods sold	1,058,853	10,063	4,858,293	1,362,033
Gross profit	939,635	19,187	1,182,390	104,367

Operating expenses:
General and administrative	60,233	22,271	98,349	128,083
Professional fees	40,561		135,261
Advertising and promo	85		1,774
Interest expense	2,095	1,549	463	1,590
Total operating expenses	102,973	23,820	235,847	129,673
Income (loss) from operations	836,662	(4,633)	946,544	(25,306)

Other Income
Dividends	-		62
Unrealized gain (loss)	(756,928)	(39,359)	71	(107,187)
Net Income	79,734	(43,992)	946,677	(132,493)

Earnings (loss) per Share: Basic and Diluted	$0.0019	$(0.002)	$0.0222	$(0.005)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687	42,724,687	27,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1,003	-	-	(1,000)			3
Issuances of common stock			15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	-	55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold Cannabinoid Biosciences for $1					$(224,294)	$253,725	$(59)	$29,372
Net income						946,676	-	946,676

Balances - September 30, 2021	1,000,001	$1,013	42,724,687	$42,725	$6,086,520	$(5,151,068)	$-	$979,189

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$946,677	$49,492
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	54,110	(69,812)
Depreciation	-	-
Other Accrued Liabilities	(2,257)	-
Net Cash Flows Used in Operating Activities	998,530	(20,320)

Cash flows from investing activities:
Entrepreneurship Development	(2,974,133)
Payment for real estate investment	664,111	(321,498)
Crypto Currency Mining Rigs	(19,200)
Electric Vehicles Inventory- Lingstar	(27,271)	-

Net Cash Flows from Investing Activities	(2,356,493)	(321,498)

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	-	236
Line of credit - short term - related party	192,667	119,602
Long term liabilities - related party	1,382,374	221,498
New Cash Flows from Financing Activities	1,575,041	341,335

Net Change in Cash:	217,078	$(483)
Beginning cash:	1,630	500
Ending Cash:	$218,707	$17

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$12
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

Prior to the transaction, the Company sold software geared to end users and developers involved in the design, manufacture, and construction of engineered products located in Canada and the United States.

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

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services. CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. This strategy includes the following components:

●	Owning Specialized Real Estate Properties and Assets for Income. The Company intends to acquire multifamily housings, economic development real estate properties. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.
●	Owning Specialized Real Estate Properties and Assets for Appreciation. The Company intends to lease its acquired properties under long-term, triple-net leases. However, from time to time, the Company may elect to sell one or more properties if the Company believes it to be in the best interests of its stockholders. Accordingly, the Company will seek to acquire properties that it believes also have potential for long-term appreciation in value.
●	Affordable Housing. Its motto is: “acquiring distressed/troubled properties, securing generous government subsidies, empowering low-income families, and generating above-market returns to investors.”
●	Preserving Financial Flexibility on the Company’s Balance Sheet. The Company intends to focus on maintaining a conservative capital structure, in order to provide us flexibility in financing its growth initiatives.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the three and nine months ended September 30, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $218,707 and $1,630 in cash and cash equivalents as at September 30, 2021 and December 31, 2020 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during three and nine months ended September 30, 2021.

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

The company has no treasury stock and no receivables from sales of stock during three and nine months ended September 30, 2021 and 2020.

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

During three and nine months ended September 30, 2021, the Company did recognized revenue of $1,998,489 and $6,040,683 from operations, and $0 and $62 in dividend income respectively.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We have no real estate sales in the three and nine months ended September 30, 2021

Alpharidge’s Entrepreneurship Development Initiative (EDI)

EDI Program Summary

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

To launch its Entrepreneurship Development Initiative, Alpharidge Capital, LLC drew $0.9 million from its $1.5 million LOC with LA Community Capital. On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

EDI Long-Term Goals

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

Accounting and Reporting for EDI

Costs are accumulated by shells as follows: (1) legal cost to petition court for custodianship of an abandoned shell; (2) State taxes and fees to revive or reinstate company into good standing; (3) payment to Transfer agents to clear outstanding balance; and (4) fees paid to consultants, SEC and OTC Market group for systems access and compliance reporting. The total expenses attracted by each custodianship or portfolio investments are itemized to the named shell/investment for better cost-recovery analysis. Total accumulated fees are expensed at the time each shell is sold. As of September 30, 2021, Alpharidge has sold two such shells and expensed the total accumulated costs related to each shell sold.

The initial equity investment required by the State Statute to be eligible to seek custodianship of each target is accounted for at cost and booked into an assets account classified as “Investment Entrepreneurship Devpt.” Each of these shells is available to be sold within 12 months.

As at the date of this report, Alpharidge Capital has successfully cleaned 21 of the 35 shells; paid all the most of the State’s minimum tax and fees for reinstatement and revival; cleared most of the outstanding balances with the respective shell’s Transfer Agents; brought the 21 into compliance with the minimum reporting requirements using the alternative reporting systems available through the OTC Market Groups systems. The remaining 14 are waiting for access to the Edgar filing systems to start making necessary report available to meet the requirements. Of those 21, Alpharidge Capital has executed definite agreements to sell two of the shells for profit. In addition, except for minor disagreements of a unique merger clause that is of particular interest to Alpharidge, agreements for the sale of additional three shells are almost complete. Alpharidge is also incompliance with the Nevada court custodianship process reporting requirements.

As of September 30, 2021, total value of Investment – Entrepreneurship Development was $2,974,133, comprising of $0.3 million in capitalized legal fees, $1.4 million statutory equity stake, $0.7 million in State charter reinstatement fees paid, and $0.5 million in other costs.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The company has zero other comprehensive income items during three and nine months ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of September 30, 2021 and 2020, the Company has $0 in disputed liabilities on its balance sheet.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of September 30, 2021 the company has little property, equipment and one Crypto Currency mining rig.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Similarly, on September 16, 2020, the Company sold 1,000,000 shares of its preferred stock to Kid Castle Educational Corporation, in exchange for 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”). Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during three and nine months ended September 30, 2021.

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period three and nine months ended September 30, 2021, as there are no potential shares outstanding that would have a dilutive effect.

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Net income	$79,734	$946,677
Dividends		$62
Adjusted Net income attribution to stockholders	$79,734	$946,677

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687	42,724,687
Net income per share
Basic and Diluted	$0.0019	$0.0222

Accumulated Deficit

As of September 30, 2021 and December 31, 2020, the Company has accumulated deficit of $5,151,069 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of September 30, 2021 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of September 30, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of September 30, 2021, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at September 30, 2021, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $2,285,622 and $604,156 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2021	December 31, 2020
Due from Affiliates

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Poverty Solutions who holds 11.7% of the Company’s outstanding common stock	1,382,374	0
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	903,248	540,524

Total	$2,285,622	$604,156

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

NOTE 3 - INCOME TAXES

As of September 30, 2021 and December 31, 2020, the Company had a net operating loss carry forward of $2,013,928 and $2,445,316 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Sep-21	31-Dec-20

Federal statutory rates	34%	$(1,751,363)	$(2,159,500)
State income taxes	5%	(257,553)	(317,573)
Permanent differences	-0.5%	25,755	31,757
Valuation allowance against net deferred tax assets	-38.5%	1,983,161	2,445,316
Effective rate	0%	$-	$-

At September 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	30-Jun-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	5,151,069	6,351,470
Total deferred income tax asset	1,983,161	2,445,316
Less: valuation allowance	(1,983,161)	(2,445,316)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the 2021 and December 31, 2020 net operating loss carry forwards of approximately $1,983,161 and $2,445,316 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4 – RECENTLY ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value and 10,000,000 preferred stocks, $0.001 par value. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

As of September 30, 2021 and 2020, there were 42,724,687 shares of common stock respectively, issued and outstanding held by 407 (158+249) stockholders of record. The company had no transactions in its common stock during three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there were 1,000,001 and 1 share of preferred stock issued and outstanding held by 2 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at September 30, 2021, minority shareholders’ proportionate share of the entity is three (3) percent and reflected in the equity section of the balance sheet.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at September 30, 2021, the Company has sufficient capital to sustain its operation for the next 24 months.

Management intends to focus on raising additional funds for the following months and quarters going forward. We cannot provide any assurance or guarantee that we will be able to generate significant revenues. Potential investors must be aware that if the Company were unable to raise additional funds through its operation and the sale of our common stock and generate sufficient revenues, any investment made into the Company could be lost in its entirety.

The Company has net has accumulated deficit for the years ended September 30, 2021 and December 31, 2020 of $5,151,069 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – LONG TERM LOAN

As at September 30, 2021, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $903,248 from the line of credit as of September 30, 2021.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at September 30, 2021, pursuant to the agreement, the Company has accrued a total of $1,382,374 long term liability payable to the entity that is also an 11.70% control person.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of September 30, 2021 and December 31, 2020, the Company has $903,248 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	September 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	903,248	540,524
Total Line of credit - related party	903,248	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$903,248	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2021, the Company had $0 balance due on this LOC.

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

10. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	30-Sep-21	31-Dec-20

Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after September 30, 2021 through November 10, 2021.

Management has reviewed subsequent events through November 10, 2021, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

Employees

We do not have a W-2 employee at the present. The bulk of the administration of our operating activities is shouldered by Goldstein Franklin, a California public accounting firm and our controlling shareholder. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of September 30, 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three and Nine months ended September 30, 2021, as Compared to Three and Nine months Ended September 30, 2021, 2020

Revenues — The Company recorded $1,998,489 and $6,040,683 in revenue for the three and nine months ended September 30, 2021 as compared to $29,250 and $1,466,400 for the same period of September 30, 2020.

Operating Expenses — Total operating expenses for the three and nine months ended September 30, 2021, was $102,973 and $235,847 as compared to $23,820 and $129,673 in the same period of September 30, 2020, due to increased operating activities during the period ended September 30, 2021.

Net Income — Net income for three and nine months ended September 30, 2021 was $79,734 and $946,677 as compared to Net Loss of $43,992 and Net Loss of $132,493 for the three and nine months ended September 30, 2020.

OCI - Unrealized Gain or Other Comprehensive Income for three and nine months ended September 30, 2021, was $(756,928) and $71, as compared to Unrealized Loss of $39,359 and $107,187 for the three and nine months ended September 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, the Company had a working capital of $244,208 consisting of $218,707 in cash, $37,100 in Trading Securities, minus $11,600 in short-term liabilities.

For the nine months period ended September 30, 2021, the Company generated cash of $998,530 on operating activities, used cash of $2,356,493 on investing activities, and generated cash of $1,575,041 from financing activities, resulting in an increase in total cash of $217,078 and a cash balance of $218,707 for the period. For the nine months period ended September 30, 2020, the Company used cash of $20,320 in operating activities, used cash of $321,498 on investing activities and generated cash of $341,335 from financing activities, resulting in a decrease in cash of $483 and a cash balance of $17 at the end of that period due to discontinuation of business line.

As of September 30, 2021, total Notes Payable to related parties decreased by $84,100 from the fiscal year ended December 31, 2020.

As of September 30, 2021, total stockholders’ equity increased to $979,189 from $3,141 as of December 31, 2020. The increase in stockholders’ equity was largely due to the 35 shells acquired by the Company through the State of Nevada custodianship process. As at September 30, 2021, Alpharidge has paid a total of $711,600 as reinstatement and revival fees to the State of Nevada to reinstate and revive the 35 shells.

As of September 30, 2021, the Company had a cash balance of $218,707 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, (4) Sales of Custodianship Shells, and (4) Trading Securities. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: November 10, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

