Form 10-Q/A
period 2021-09-30
GIVEMEPOWER CORP
filed 2021-12-17
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2021, is solely to furnish additional disclosure on the Company’s Entrepreneurship Developmental Initiative, including more detailed business description and expense breakout and explanation.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 16, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 16, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$218,707	$1,630
Investments - trading securities	37,100	91,282
Total Current Assets	255,807	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Electric Vehicles Inventory	27,271	-
Entrepreneurship Development	2,974,133	-
Crypto Currency Mining Rigs	19,200	-
Total assets	3,276,411	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,542
Accrued interest	1,600	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	10,000	63,632
Total Current Liabilities	$11,600	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$903,248	$150,000
Long term liabilities - related party	1,382,374	540,524
Total Long-Term Liabilities	2,285,622	690,524
Total Liabilities	$2,297,222	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 50,000,000 shares authorized, 42,724,687 issued and outstanding as at September 30, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,086,520	6,310,814
Accumulated deficit	(5,151,069)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$979,189	$3,141
Total Liabilities and Stockholders’ Equity	3,276,411	764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Entrepreneurship Development	$146,000	$-	$146,000	$-
Sales of investment under property		-	700,385	1,205,000
Sales under trading securities	1,852,489	29,250	5,194,298	261,400
Total Revenue	1,998,489	29,250	6,040,683	1,466,400

Cost of goods sold:
Entrepreneurship Development	34,100		34,100	-
Cost of sales - trading securities	859,392	10,063	2,719,477	182,206
Licensing Fees	165,361		1,382,374	-
Cost of sales - property	-	-	722,341	1,179,827
Total cost of goods sold	1,058,853	10,063	4,858,293	1,362,033
Gross profit	939,635	19,187	1,182,390	104,367

Operating expenses:
General and administrative	61,950	22,271	98,349	128,083
Professional fees	40,561		135,261
Advertising and promo	85		1,774
Interest expense	377	1,549	463	1,590
Total operating expenses	102,973	23,820	235,847	129,673
Income (loss) from operations	836,662	(4,633)	946,544	(25,306)

Other Income
Dividends	-		62
Unrealized gain (loss)	(756,928)	(39,359)	71	(107,187)
Net Income	79,734	(43,992)	946,677	(132,493)

Earnings (loss) per Share: Basic and Diluted	$0.0019	$(0.002)	$0.0222	$(0.005)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687	42,724,687	27,724,687

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

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$946,677	$(132,493)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	54,110	(29,374)
Depreciation	-	6,579
Other Accrued Liabilities	(2,257)	131,099
Net Cash Flows Used in Operating Activities	998,530	(21,401)

Cash flows from investing activities:
Entrepreneurship Development	(2,974,133)	(24,152)
Payment for real estate investment	664,111	(970,148)
Crypto Currency Mining Rigs	(19,200)
Electric Vehicles Inventory- Lingstar	(27,271)	-
Purchase of fixed assets		(19,828)

Net Cash Flows from Investing Activities	(2,356,493)	(1,014,128)

Cash flows from financing activities:
Proceeds from notes and marginal loan payable	-	151,219
Line of credit - short term - related party	192,667	122,432
Long term liabilities - related party	1,382,374	766,718
New Cash Flows from Financing Activities	1,575,041	1,040,369

Net Change in Cash:	217,078	$4,840
Beginning cash:	1,630	500
Ending Cash:	$218,707	$5,340

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$115
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

Because GiveMePower Corporation is 87% controlled by Kid Castle Educational Corporation, the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

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

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it brought Pink Current in record time. As at the date of this reports, Alpharidge’s Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. and 3 others to make it 6 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

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

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0.00 and $700,385 in real estate sales for the three and nine months ended September 30, 2021

Alpharidge’s Entrepreneurship Development Initiative (EDI)

EDI Program Summary

Alpharidge’s Entrepreneurship Development Initiative comprises of entrepreneurship and financial capability training that facilitates economic development, train former-servicemen/veterans to become entrepreneurs, transform and empower at-risk youths, improved economic outcomes for participants, help low-income families to create jobs for friends and family members, train young low-income persons to become self-sufficiency and achieve economic independence through financial capability training. Enrolment eligibility is determined at the start. We recruit aspiring entrepreneurs, focusing specifically on young-persons from low-income backgrounds. Although all Low-income Persons are eligible to participate, we prioritize veterans in our program enrolment because most of them have been well-trained in the areas of discipline, punctuality, perseverance, hard-working and patience. Many of the veterans that we have served had faced barriers to employment such as lack of civilian work skills and experience, length of time out of the labor force, current and/or past histories of physical or emotional disability, homelessness, and/or lack of resources for engaging in job skills training for today’s job market. Alpharidge work with local business incubators are in place to provide support infrastructure to growing firms in California, Arizona, Nevada, Georgia and Maryland. Additional states would be added in the future as EDI grows.

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

Accounting and Reporting for EDI

Costs are accumulated by shells as follows: (1) legal cost to petition court for custodianship of an abandoned shell; (2) State taxes and fees to revive or reinstate company into good standing; (3) payment to Transfer agents to clear outstanding balance; and (4) fees paid to consultants, SEC and OTC Market group for systems access and compliance reporting. The total expenses attracted by each custodianship or portfolio investments are itemized to the named shell/investment for better cost-recovery analysis. Total accumulated fees are expensed at the time each shell is sold. As of September 30, 2021, Alpharidge has sold two such shells and expensed the total accumulated costs related to each shell sold. As of September 30, 2021, EDI stood at $2.945 million comprising of the following:

Name	Descriptions	Amount
EDI Capital	Statutory Equity at cost	$1,435,295
Compliance filings	Cash paid to Consultants	$63,000
Legal fees	Cash paid for court filings	$229,175
NV Secretary of States	Cash paid to NV to reinstate	$793,300
OTCIQ Access Fees	Cash paid to OTCM	$57,000
Buyouts and Settlements	Cash paid to previous management	$238,541
Transfer Agents	Cash paid to Transfer Agents	$157,822

Entrepreneurship development capital: The initial equity investment required by the State Statute to be eligible to seek custodianship of each target, and other additional equity investments is accounted for at cost and booked into an assets account classified as “Entrepreneurship Development Capital.” Each of these shells is available to be sold within 12 months.

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

As of September 30, 2021, total value of Investment – Entrepreneurship Development was $2,974,133, comprising of $0.3 million in capitalized legal fees, $1.4 million statutory equity stake and additional investments, $0.7 million in State charter reinstatement fees paid, and $0.5 million in other costs.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $903,248 and $604,156 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2021	December 31, 2020
Due from Affiliates

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	903,248	540,524

Total	$903,248	$604,156

Affiliate Receivables and Payables - Other Accrued Liabilities

Other accrued liabilities entail licensing fees owed to Poverty Solutions, Inc., a control entity that owns 11.70% of the outstanding shares of Company’s common stock. The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs. The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

NOTE 3 - INCOME TAXES

As of September 30, 2021 and December 31, 2020, the Company had a net operating loss carry forward of $5,151,069 and $6,351,470 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the 2021 and December 31, 2020 net operating loss carry forwards of $5,151,069 and $6,351,470 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of September 30, 2021 and 2020, there were 42,724,687 shares of common stock respectively, issued and outstanding held by 407 stockholders of record. The company had no transactions in its common stock during three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there were 1,000,001 and 1 share of preferred stock issued and outstanding held by 2 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at September 30, 2021 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at September 30, 2021, the Company had sufficient capital to sustain its operation for the next 24 months.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $903,248 from the line of credit as of September 30, 2021.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at September 30, 2021, pursuant to the agreement, the Company has accrued a total of $1,382,374 long term liability payable to the entity that also controls 11.70% of the Company’s voting common stock and voting control.

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

For the nine months period ended September 30, 2021, the Company generated cash of $998,530 on operating activities, used cash of $2,356,493 on investing activities, and generated cash of $1,575,041 from financing activities, resulting in an increase in total cash of $217,078 and a cash balance of $218,707 for the period. For the nine months period ended September 30, 2020, the Company used cash of $21,401 in operating activities, used cash of $1,014,128 on investing activities and generated cash of $1,040,369 from financing activities, resulting in a increase in cash of $4,840 and a cash balance of $5,340 at the end of that period.

As of September 30, 2021, total stockholders’ equity was $979,189 compared to $3,141 as of December 31, 2020. The increase in stockholders’ equity was largely due to the 35 shells acquired by the Company through the State of Nevada custodianship process and positive operating result during the period. As at September 30, 2021, Alpharidge has paid a total of $711,600 as reinstatement and revival fees to the State of Nevada to reinstate and revive the 35 shells.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2021:

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

GIVEMEPOWER CORPORATION

Date: December 17, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

