Form 10-K
period 2021-12-31
GIVEMEPOWER CORP
filed 2022-04-15
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of December 31, 2021, the Company had 19,418,181 common shares held by non-affiliates. The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $12,621,818 using the average bid and ask price on that day of $0.6500.

Number of shares outstanding of the registrant’s common stock as of December 31, 2021: 42,724,687 shares.

GIVEMEPOWER CORPORATION, INC.

ANNUAL REPORT ON FORM 10-K

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

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. This Offering represents the commencement of the Banking and financial services division of our business. This Offering will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United States. This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, ML and Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on blockchain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

On December 31, 2020, PubCo sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge. As a result, Alpharidge become a wholly owned subsidiary of PubCo until December 30, 2021 when the Company sold Alpharidge Capital LLC to Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively.

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

On December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC to KDCE. The Company immediately cancelled the preferred shares it bought back from Kid Castle Educational Corporation.

The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 12/31/2021 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

The Company’s main telephone number is (310) 895-1839.

Current Business and Organization

The Company, through its three wholly owned subsidiaries, Community Economic Development Capital, LLC. (“CED Capital”), Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Opportunity Zone Capital, LLC (“OZC”) Capital Markets and Real Estate operations – Capital Markets and Real Estate operations consist primarily of principal transactions in public and private securities of opportunity-zone domiciled/linked businesses and rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through principal transactions and real estate investment, management and development of subsidiary that focuses primarily on opportunity-zone business opportunities, construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

(1)	BlackBank - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain. Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal. Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct MAIL enabled and blockchain-powered digitized banking that is accessible to all black person and businesses across the United States. We intend to start our banking acquisition by finding targets that operates one-four branches. We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-powered platform to digitize its entire banking operation to cover and serve all black persons in the United States. We believe that block chain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

(2)	Cloud-Based Machine-Learning and Artificial Intelligence (AI) Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital (proposed $10 million offering), the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of ML-AI-enabled investors, lenders and bank partners. Consumers on the MAIL platform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

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

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the MAIL lending platform. Blockchain-powered Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank. We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow non-interest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and MAIL enabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in non-interest income that we believe will become a valuable source of additional future revenue as we develop and deploy blockchain-powered, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-powered payment and transaction processing system and digital currency platform. We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency. We believe we could effectively leverage the traditional commercial bank platform, the MAIL enabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

We intend to focus on the digital currency initiative as the core of our future strategy and direction. We intend to build a leadership position in the digital currency industry as a result of the BEN to enable us to establish a significant balance of non-interest bearing deposits from digital currency customer base. Over several post-acquisition years, BlackBank would have transitioned from a traditional asset based bank model focused on loan generation to a deposit and solutions based model focused on increasing non-interest bearing deposits and non-interest income. This emphasis on non-interest bearing deposits and non-interest income, is primarily associated with digital currency, will likely result in a significant shift in BlackBank’s asset composition with a greater percentage consisting of liquid assets such as interest earning deposits in other banks and investment securities, and a corresponding decrease in the percentage of loans. Most of our actions would be focused on developing and delivering highly scalable and operationally efficient solutions for BlackBank’s digital currency customers.

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

Management Capacity

GiveMePower Corporation (“GMPW”) intends to fulfill its goal to become a financial technology company (FINTEC) that provides machine learning (ML) and artificial intelligence (AI) enabled banking and financial services on blockchain-powered platforms, giving access to the unbanked, underserved, and residents of majorly black communities across the United States. We would be empowered to actualize our banking and financial services operations which comprises of: (1) a one-four branch bank, (2) a MAIL lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency platform. We plan to acquire a one-four branch Bank; acquire and integrate into the Bank, or build-from-the-scratch a Cloud-Based Machine-Learning and Artificial Intelligence (AI) Lending platform; and acquire and integrate into the BlackBank, or build-from-the-scratch a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency platform. All three would operate together as a modern digitized banking and financial services provider focusing to giving access to black entrepreneurs, black borrowers, consumers, banks, and institutional investors.

Our Banking and FINTEC business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with (1) a one-four branch bank, (2) a MAIL lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency platform. We have not selected any specific bank, Fintec or Digital Currency Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Bank, Fintec or Digital Currency Business acquisition target.

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

We believe that our management team is well positioned to identify acquisition opportunities in the marketplace. Our management team’s industry expertise, principal investing transaction experience and business acumen will make us an attractive partner and enhance our ability to complete a successful Business acquisition. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

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

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition. Our acquisition and value creation strategy will be to identify, acquire (1) a one-four branch Bank, (2) a MAIL lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency platform; after bank acquisition, to integrate the MAIL lending platform and the Blackchain into the Bank’s operations. Our Business acquisition strategy will leverage our management team’s network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

Our management team’s objective is to generate attractive returns and create value for our shareholders by applying our disciplined strategy of underwriting intrinsic worth and implementing changes after making an acquisition to unlock value. While our approach is focused on the Bank, Fintec or Digital Currency industries where we have differentiated insights, we also have successfully driven change through a comprehensive value creation plan framework. We favor opportunities where we can accelerate the target’s growth initiatives. As a management team we have successfully applied this approach over approximately 16 years and have deployed capital successfully in a range of market cycles.

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an Bank, Fintec or Digital Currency acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM. He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of Bank, Fintec or Digital Currency acquisition opportunities. This network has been developed through our management team’s extensive experience:

●	investing in and operating a wide range of businesses;
●	growing brands through repositioning, increasing household penetration and geographic expansion; expanding into new distribution channels, such as e-Commerce, in an increasingly omni-channel world;
●	identifying lessons learned and applying solutions across product portfolios and channels;
●	sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;
●	developing relationships with sellers, financing providers, advisors and target management teams; and
●	executing transformational transactions in a wide range of businesses under varying economic and financial market conditions.
●	In addition, drawing on their extensive investing and operating experience, our management team anticipates tapping four major sources of deal flow:
●	directly identifying potentially attractive undervalued situations through primary research into Bank, Fintec or Digital Currency industries and companies;
●	receiving information from our management team’s global contacts about a potentially attractive situation;
●	leads from investment bankers and advisors regarding businesses seeking a combination or added value that matches our strengths; and
●	inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

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

Acquisition/Business acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target Bank, Fintec or Digital Currency businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire Bank, Fintec or Digital Currency companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial Bank, Fintec or Digital Currency acquisition with a target Bank, Fintec or Digital Currency business that does not meet these criteria and guidelines. We intend to acquire Bank, Fintec or Digital Currency companies that source, design, develop, manufacture and distribute high-performance, affordable and fully Bank, Fintec or Digital Currency :

●	have potential for significant growth, or can act as an attractive Bank, Fintec or Digital Currency acquisition platform, following our initial Bank, Fintec or Digital Currency acquisition;
●	have demonstrated market segment, category and/or cost leadership and would benefit from our extensive network and insights;
●	provide operational platform and/or infrastructure for variety of Bank, Fintec or Digital Currency models and/or services, with the potential for revenue, market share, footprint and/or distribution improvements;
●	are at the forefront of Bank, Fintec or Digital Currency evolution around changing consumer trends;
●	offer marketing, pricing and product mix optimization opportunities across distribution channels;
●	are fundamentally sound companies that could be underperforming their potential and/or offer compelling value;
●	offer the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;
●	exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and
●	will offer an attractive risk-adjusted return for our shareholders.

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

In order to execute our business strategy, we intend to:

Assemble a team of Bank, Fintec or Digital Currency industry and financial experts: For each potential transaction, we intend to assemble a team of Bank, Fintec or Digital Currency industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing a target Bank, Fintec or Digital Currency Business. We intend to construct an operating and financial plan that optimizes the potential to grow shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target Bank, Fintec or Digital Currency business and its stakeholders that we have the resources and expertise to lead the combined company through complex and potentially turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the company.

Conduct rigorous research and analysis: Performing disciplined, fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on a target Bank, Fintec or Digital Currency Business.

Business acquisition driven by trend analysis: We intend to understand the underlying purchase and industry behaviors that would enhance a potential transaction’s attractiveness. We have extensive experience in identifying and analyzing evolving industry and consumer trends, and we expect to perform macro as well as bottoms-up analysis on consumer and industry trends.

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

Implement operational and financial structuring opportunities: Our management team has the ability to structure and execute a Business acquisition that will establish a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions. We intend to also develop and implement strategies and initiatives to improve the business’ operational and financial performance and create a platform for growth.

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

M&A Expertise and Add-On Acquisitions. Our management team has expertise in identifying, acquiring and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of a Bank, Fintec or Digital Currency business we acquire, as well as its competitive positioning. We would seek to enter into accretive Business acquisitions where our management team or an acquired company’s management team can seamlessly transition to working together as one organization and team.

Access to Portfolio Company Managers and Advisors. Through their combined years of experience and history of investing in and controlling businesses, our management team members have developed strong professional relationships with former company managers and advisors. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing its full potential shareholder returns.

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

Plan of Operations

While our major focus is to find, acquire and manage a Bank, Fintec or Digital Currency, our real estate portfolio is still alive and must figure in our plan of operation. As of December 31, 2021, we have one available-for-sale real estate property with a carrying amount of $485,000. In the next twelve months, we plan on selling our available-for-sale real estate property and adding the proceeds obtained from the sales to other capital for acquisition of real estate, or to finance our Bank, Fintec or Digital Currency business plan.

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

Summary Risk Factors

Our business is subject to many substantial risks and uncertainties you should consider before deciding to invest in our common stock. These risks are discussed more fully in the section entitled “Risk Factors.” Some of these risks include the following:

●	We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
●	Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.
●	The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.
●	If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
●	We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.
●	Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
●	Risks related to our digital currency initiative, including risks that that the digital currency industry may not gain widespread adoption, that legal and regulatory uncertainty regarding the regulation of digital currencies and digital currency activities may inhibit the growth of the digital currency industry, that our low-cost funding strategy may not be sustainable, that our deposits may be adversely affected by price volatility and that our further development and/or implementation of our solutions and services may not successful;

●	risks related to cybersecurity and technology, including risks that our systems may fail or be breached, that we may not have sufficient resources to keep pace with rapid technological change in the financial services industry, that our technology may malfunction and that the third-party service providers we use may experience systems failures;
●	risks related to our proposed traditional banking business, including risks that a sustained downturn of the economy in the United States or in California may adversely impact our business, that our competitors may lower their loan rates or underwriting standards, that our risk management practices or allowance for loan losses may not be sufficient and that fluctuations in interest rates and the monetary policies and regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve, may negatively impact our business; and
●	risks related to regulation, including risks that legislative and regulatory actions may increase our costs and negatively impact our business, that the capital requirements that the Bank and the Company are subject to may limit our activities and that our compliance with anti-money laundering laws may not be adequate to detect or prevent money laundering activities and could subject us to fines or regulatory actions.
●	If we are unable to continue to develop and continuously improve our proposed ML-ML- AI models or if our ML-ML- AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
●	If our anticipated bank partners would cease or limit operations with us or if we are unable to attract and onboard new bank partners, our MAIL lending business, financial condition and results of operations could be adversely affected.
●	The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
●	Our business may be adversely affected by economic conditions and other factors that we cannot control.
●	Our ML- AI models have not yet been tested in any form including during down-cycle economic conditions. If our ML- AI models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of ML-AI-powered loans may be worse than anticipated.
●	If we are unable to maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.
●	Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
●	We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, our business could be adversely affected.
●	Substantially, our revenue would be derived from three main sources comprising, loan product, traditional banking services fees, and platform fees from Blackchain digital currency platform, and we are thus particularly susceptible to fluctuations in the digital currency and personal finance market
●	There are other potential difficulties that we might face, including the following:
●	Competitors may develop alternatives that render our products redundant or unnecessary;
●	We may not obtain and maintain sufficient protection of our Bank, Fintec or Digital Currency models;
●	Our Bank, Fintec or Digital Currency products may not become widely accepted by consumers and merchants; and

●	We may not be able to raise sufficient additional funds to fully implement our business plan and grow our business.
●	Some of the most significant challenges and risks include the following:
●	Our limited operating history does not afford investors a sufficient history on which to base an investment decision.
●	Our revenues will be dependent upon acceptance of our Bank, Fintec or Digital Currency brand/models and product line by consumers and distributors. The failure of such acceptance will cause us to curtail or cease operations.
●	We cannot be certain that we will obtain patents for our product line or that such patents will protect us. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results.
●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.
●	Our stock is thinly traded, sale of your holding may take a considerable amount of time.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of December 31, 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are a small company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
●	Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.
●	The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.
●	If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
●	We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.
●	Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
●	If we are unable to build and maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.
●	Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
●	We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.
●	Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.

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

We were a small company with limited operating experience. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

●	Develop and improve the effectiveness and predictiveness of our ML- AI models;
●	Build and maintain and increase the volume of loans facilitated by our AI lending platform;
●	enter into new and maintain existing bank partnerships;
●	successfully build and maintain a diversified loan funding strategy, including bank partnerships and whole loan sales and securitization transactions that enhance loan liquidity for the Bank partners that use our loan funding capabilities;
●	successfully fund a sufficient quantity of our borrower loan demand with low cost bank funding to help keep interest rates offered to borrowers competitive;
●	maintain competitive interest rates offered to borrowers on our MAIL platform, while enabling the Bank partners to achieve an adequate return over their cost of funds, whether through their own balance sheets or through our loan funding programs;
●	successfully build our brand and protect our reputation from negative publicity;
●	Develop and increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
●	continue to expand the number of potential borrowers;
●	successfully adjust our proprietary ML- AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
●	comply with and successfully adapt to complex and evolving regulatory environments.
●	protect against increasingly sophisticated fraudulent borrowing and online theft;
●	successfully compete with companies that are currently in, or may in the future enter, the business of providing online lending services to financial institutions or consumer financial services to borrowers;
●	enter into new markets and introduce new products and services;
●	effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
●	successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
●	attract, integrate and retain qualified employees; and
●	effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations.

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

Our ability to attract potential borrowers to our proposed MAIL lending platform and build/increase the number of ML-AI-powered loans will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to develop and maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our ML- AI models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our ML- AI models do not detect and account for such errors, or any of the other components of our credit decision process fails, we may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partners to our platform, increase the number of ML-AI-powered loans or maintain or increase the average size of loans facilitated on our platform.

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

The businesses in which these customers engage involve digital currencies such as bitcoin, other technologies underlying digital currencies such as block chain, and services associated with digital currencies and block chain. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies. This is a new and rapidly evolving industry, and the viability and future growth of the industry and adoption of digital currencies and the underlying technology is subject to a high degree of uncertainty, including based upon the adoption of the technology, regulation of the industry, and price volatility, among other factors. Because the sector is relatively new, your investment may be exposed to additional risks which are not yet known or quantifiable.

Bitcoin, the first widely used digital currency, and many other digital currencies were designed to function as a form of money. However, digital currencies have only recently become selectively accepted as a means of payment for goods and services and then only by some retail and commercial businesses. Use of digital currency by consumers as a form of payment is limited. Some digital currencies were built for uses other than as a substitute for fiat money. For example, the Ethereum network is intended to permit the development and use of smart contracts, which are programs that execute on a block chain. The digital asset known as Ether was designed to facilitate transactions involving smart contracts on the Ethereum network. Many of these digital currencies are listed on digital currency exchanges and are traded and purchased as investments by a variety of market participants.

Other factors affecting the further development of the digital currency industry and our business include, but are not limited to:

●	the adoption and use of digital currencies, including adoption and use as a substitute for fiat currency or for other uses, which may be adversely impacted by continued price volatility;
●	government and quasi-government regulation of digital currencies, their use, and intermediaries and other businesses involved in digital currencies, noting in particular that the SEC has taken action against several cryptocurrency operators and has raised questions whether certain digital currency exchanges must be registered with the SEC to continue operating;
●	the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams by our customers;
●	restrictions on or regulation of access to and operation of the digital currency exchanges or other platforms that facilitate trading in digital currencies;
●	heightened risks to digital currency businesses, such as digital currency exchanges, of hacking, malware attacks, and other cyber-security risks, which can lead to significant losses;
●	developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of the BEN and negatively impact our business;
●	changes in consumer demographics and public taste and preferences;
●	the maintenance and development of the software protocol of the digital currency networks;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	the use of the networks supporting digital currencies for developing smart contracts and distributed applications;
●	general economic conditions and the regulatory environment relating to digital currencies; and
●	increased regulatory oversight of digital currencies and the costs associated with such regulatory oversight.

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

We intend to grow, primarily through Ai-enabled lending platform and a Blockchain-powered technology platform related to our digital currency initiative. We may not be able to execute on aspects of our growth strategy, which may impair our ability to sustain this rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient amounts of new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth, which may therefore preclude the proposed Bank from developing products and services relating to digital currency transaction flows and collateral, custodian services, international expansion of our customer base and other potential fintech opportunities.

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

Various factors, such as general economic conditions, conditions in the digital currency industry and competition with other financial institutions and infrastructure service providers, may impede or preclude the growth of our operations. Our business and the growth of our operations would be dependent on, among other things, the continued success and growth of the BEN. If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of the BEN and the API may be diminished, resulting in a decrease in our deposit balance and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to the BEN (such as the Federal Reserve’s recently announced plan to develop a virtually real-time payment system for banks, which is expected to be available as early as 2023), we could lose non-interest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth.

The success of our proposed strategy would also depend on our ability to manage our growth effectively, which would depend on many factors, including our ability to adapt the regulatory, compliance, credit, operational, technology and governance infrastructure to accommodate expanded operations, particularly as these relate to the digital currency industry. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, an inability to build and maintain growth, or an inability to effectively manage growth, could have a material adverse effect on our business, financial condition and results of operations. The further development and acceptance of digital currencies and block chain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and block chain technology may adversely affect our ability to continue to grow and capitalize on our digital currency strategy.

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

The value of digital currencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of digital currencies are highly speculative. The prices of digital currencies have been subject to dramatic fluctuations to date. Several factors may affect price, including, but not limited to:

●	Global digital currency supply, including various alternative currencies which exist, and global digital currency demand, which can be influenced by the growth or decline of retail merchants’ and commercial businesses’ acceptance of digital currencies as payment for goods and services, the security of online digital currency exchanges and digital wallets that hold digital currencies, the perception that the use and holding of digital currencies is safe and secure and regulatory restrictions on their use;
●	Changes in the software, software requirements or hardware requirements underlying a block chain network. For example, a fork occurs when there is a change to a digital currency’s underlying protocol, which creates new rules for the system. Forks in the future are likely to occur and there is no assurance that such a fork would not result in a sustained decline in the market price of digital currencies;
●	Changes in the rights, obligations, incentives, or rewards for the various participants in a block chain network;
●	The maintenance and development of the software protocol of digital currencies;
●	Digital currency exchanges deposit and withdrawal policies and practices, liquidity on such exchanges and interruptions in service from or failures of such exchanges;
●	Regulatory measures, if any, that affect the use and value of crypto-assets;
●	Competition for and among various digital currencies that exist and market preferences and expectations with respect to adoption of individual currencies;
●	Actual or perceived manipulation of the markets for digital currencies;
●	Actual or perceived threats that digital currencies and related activities such as mining have adverse effects on the environment or are tied to illegal activities; and
●	Expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions and currency devaluations and revaluations.

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

After the acquisition of the Bank, our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in interest earning deposits in other banks and securities, are sensitive to general business and economic conditions in the United States. We would solicit deposits throughout the United States and, while our primary lending market would be either the state of California or Georgia, we would purchase and originate loans throughout the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policy making process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. While there has been an improvement in the U.S. economy since the 2008 financial crisis as evidenced by a rebound in the housing market, lower unemployment and higher equity capital markets, economic growth has been uneven and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, the effects of the legislation commonly known as Tax Cuts and Jobs Act of 2017, or the Tax Act, and the impact such actions and other policies the current administration may have on economic and market conditions.

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

The Bank’s mortgage warehouse division may not continue to provide us with significant non-interest income and interest income.

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

The Bank’s compliance with the anti-money laundering laws is in part dependent on our ability to adequately screen and monitor our customers for their compliance with these laws. Customers associated with our digital currency initiative may represent an increased compliance risk given the prevalence of money laundering activities using digital currencies. We intend to develop enhanced procedures to screen and monitor these customers, which include, but are not limited to, system monitoring rules tailored to digital currency activities, a system of “red flags” specific to various customer types and activities, the development of and investment in proprietary technology tools to supplement our third-party transaction monitoring system, customer risk scoring with risk factors specific to the digital-currency industry, and the use of various block chain monitoring tools. We believe these enhanced procedures adequately screen and monitor our customers associated with the digital currency initiative for their compliance with anti-money laundering laws; however, given the rapid developments in digital currency markets and technologies, there can be no assurance that these enhanced procedures will be adequate to detect or prevent money laundering activity. If regulators determine that the Bank’s enhanced procedures are insufficient to address the financial crimes risks posed by digital currencies, the digital currency initiative may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and we may be subject to other anti-corruption laws, as well as anti-money laundering and sanctions laws and other laws governing our operations, to the extent our business expands to non-U.S. jurisdictions. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.

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

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
●	changes in general economic or business conditions;
●	changes in digital currency industry conditions;
●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
●	publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
●	operating and stock price performance of companies that investors deem comparable to us;
●	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
●	additions or departures of key personnel;
●	perceptions in the marketplace regarding our competitors or us;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
●	other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
●	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core markets or the financial services industry.

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

Risks Related to Our Real Estate Investments and Operations

Our current real estate portfolio consists of one investment properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

As at December 31, 2021, we owned one real estate investment property. We have no tenant nor rental revenues for the year ended December 31, 2021. A significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants would subject us to a significant risk of loss.

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

Real estate investments are subject to a variety of risks. If the multifamily properties and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to GMPW’s stockholders will be adversely affected. Income from the multifamily properties may be further adversely affected by, among other things, the following factors:

●	changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;
●	local economic conditions in which the multifamily properties are located, such as oversupply of housing or a reduction in demand for rental housing;
●	the attractiveness and desirability of our multifamily properties to tenants, including, without limitation, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies, and to keep up with constantly changing consumer demand for the latest innovations;
●	inflationary environments in which the costs to operate and maintain multifamily properties increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;
●	competition from other available housing alternatives;
●	changes in rent control or stabilization laws or other laws regulating housing;
●	the Company’s ability to provide for adequate maintenance and insurance;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	tenants’ perceptions of the safety, convenience and attractiveness of our multifamily properties and the neighborhoods where they are located; and changes in interest rates and availability of financing.

As leases at the multifamily properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the “Disabilities Act”), Fair Housing Amendment Act of 1988 (the “FHAA”), permanent and temporary rent control laws, rent stabilization laws, other laws regulating housing that may prevent the Company from raising rents to offset increased operating expenses, and tax laws.

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

The Company’s forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. A recession may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company’s operations or expose us to liability.

The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company’s business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s development and redevelopment activities generally entail certain risks, including, among others:

●	funds may be expended and management’s time devoted to projects that may not be completed on time or at all;

●	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

●	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

●	occupancy rates and rents at a completed project may be less than anticipated;

●	expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation or increased costs for labor, materials and leasing;

●	we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;

●	we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and

●	we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

These risks may reduce the funds available for distribution to our stockholders. Further, the development and redevelopment of multifamily properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled “General real estate investment risks may adversely affect property income and values.”

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

The geographic concentration of our properties could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

●	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns, changing demographics and other factors;

●	local conditions, such as oversupply of, or reduced demand for, apartment homes;

●	declines in household formation or employment or lack of employment growth;

●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs, or the inability or unwillingness of tenants to pay rent increases;

●	competition from other available apartments and other housing alternatives and changes in market rental rates;

●	economic conditions that could cause an increase in our operating expenses, including increases in property taxes, utilities and routine maintenance; and

●	regional specific acts of nature (e.g., earthquakes, fires, floods, etc.).

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

We may seek additional funding through a combination of equity offerings, debt-financing, or other third party funding or other collaborations, strategic alliances or licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as our operations. For instance, any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with partners, these arrangements may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.

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

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and
●	the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

As of December 31, 2021, our executive officers and directors beneficially own approximately 74.32% of our voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the details of this offering.

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

As of December 31, 2021, we are not involved in any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We are authorized to issue 50,000,000 shares of Common Stock $0.001 par value per share (the “Common Stock”). We are also authorized to issue 10,000,000 shares of preferred stock, par value $0.001(the “Preferred Stock”).

Common Stock

We are authorized to issue 50,000,000 shares of Common Stock $0.001 par value per share. As of December 31, 2021, there were 1 share of preferred shares and 42,724,687 shares of Common Stock outstanding held by 407 stockholders of record. Our Common Stock is subject to quotation on the OTC Pink Market under the trading symbol: “GMPW.” Our plan is to apply for listing of our Common Stock on the NASDAQ Capital Market after the Closing of the Offering of our Class B Common Stock. See the discussion under “Description Of The Class B Common Stock” below.

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

	Fiscal 2021		Fiscal 2020
	High	Low	High	low
First Quarter	$0.6900	$0.0350	$0.0600	$0.0071
Second Quarter	$0.5900	$0.2054	$0.0300	$0.0060
Third Quarter	$1.7900	$0.2260	$0.0300	$0.0070
Fourth Quarter	$1.8900	$0.3001	$0.0700	$0.0092

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

The number of shares sold by such person within any three-month period cannot exceed the greater of:

●	1% of the total number of our common shares then outstanding; or
●	The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

We have 42,724,687 shares of our common stock issued and outstanding as at December 31, 2021. Of the amount of the outstanding shares, 18,894,381 are unrestricted and free-trading. The remaining 23,830,306 of the issued shares are restricted and could only be sold subject to the restriction.

23,830,306 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

●	the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●	the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and
●	at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

●	If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).
●	If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

●	the likelihood of a market for our common shares developing,
●	the liquidity of any such market,
●	the ability of the shareholders to sell the shares, or
●	the prices that shareholders may obtain for any of the shares.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock and we have 1 preferred stock issued as of December 31, 2021

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

On December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC to KDCE.

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 12/31/2021 of the Company and subsidiaries including CED Capital, but excluding Alpharidge Capital. Others include subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Current Business and Organization - Subsidiaries

The Company, through its three wholly owned subsidiaries, Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Opportunity Zone Capital, LLC (“OZC”) Capital Markets and Real Estate operations – Capital Markets and Real Estate operations consist primarily of principal transactions in public and private securities of opportunity-zone domiciled/linked businesses and rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through principal transactions and real estate investment, management and development of subsidiary that focuses primarily on opportunity-zone business opportunities, construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

(1) BlackBank - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain. Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal. Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct MAIL enabled and blockchain-powered digitized banking that is accessible to all black person and businesses across the United States. We intend to start our banking acquisition by finding targets that operates one-four branches. We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-powered platform to digitize its entire banking operation to cover and serve all black persons in the United States. We believe that block chain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

(2) Machine-Learning and Ai (AI) Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital (proposed $10 million offering), the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of ML-AI-enabled investors, lenders and bank partners. Consumers on the MAIL platform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

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

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the MAIL lending platform. Blockchain-powered Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank. We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow non-interest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and MAIL enabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in non-interest income that we believe will become a valuable source of additional future revenue as we develop and deploy blockchain-powered, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-powered payment and transaction processing system and digital currency platform. We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency. We believe we could effectively leverage the traditional commercial bank platform, the MAIL enabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

We intend to focus on the digital currency initiative as the core of our future strategy and direction. We intend to build a leadership position in the digital currency industry as a result of the BEN to enable us to establish a significant balance of non-interest bearing deposits from digital currency customer base. Over several post-acquisition years, BlackBank would have transitioned from a traditional asset based bank model focused on loan generation to a deposit and solutions based model focused on increasing non-interest bearing deposits and non-interest income. This emphasis on non-interest bearing deposits and non-interest income, is primarily associated with digital currency, will likely result in a significant shift in BlackBank’s asset composition with a greater percentage consisting of liquid assets such as interest earning deposits in other banks and investment securities, and a corresponding decrease in the percentage of loans. Most of our actions would be focused on developing and delivering highly scalable and operationally efficient solutions for BlackBank’s digital currency customers.

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

Results of Operations

For the year ended December 31, 2021 compared with the year ended December 31, 2020

Revenue

We are generating substantially all our revenue from sales of real estate investment property, entrepreneurship development initiative, and principal transactions in proprietary trading operation. For the year ended December 31, 2021, revenue from real estate sales was $700,385. Compared to combined real estate sales revenue of $1,253,445 for the fiscal year ended December 31, 2020.

Cost of Revenues

Our cost of revenue is totally related to the cost of acquiring the real estate investment property and the trading securities sold. Cost related to our real estate investment property revenue for the year December 31, 2021 and 2020 were $722,341, compared to $1,179,827 for December 31, 2020.

Operating Expenses

Operating expense was $54,820 for the years ended December 31, 2021, compared to $159,463 for December 31, 2020. Operating expense consists of costs related to office administration and the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that our operating expenses will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Net Income (Loss)

Net Loss for the year ended December 31, 2021 was $76,777 compared to Net Loss of $82,980 for the year ended December 31, 2020.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and director, Frank I Igwealor:

Frank I Igwealor

Goldstein Franklin, Inc.

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	31-Dec-21	31-Dec-20
Los Angeles Community Capital (controlled by Frank I Igwealor)	$315,389	$540,524
Alpharidge Capital LLC (controlled by Frank I Igwealor)	414,000
Goldstein Franklin Inc (controlled by Frank I Igwealor)	$0	$63,632

Liquidity and Capital Resources

As of December 31, 2021, we had $130,685 cash on hand. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

We have limited operating expenses because we live within our means. We have limited lending relationships with commercial banks; however, we are not dependent upon the completion of one or more financings or equity raises to fund our continuing operations. We did not conduct any financings or equity raises to fund our continuing operations during the twelve months ended December 31, 2021. While we are systematically pursuing financing to make acquisitions, there can be no assurance that we will be successful in our capital raising efforts. If financial condition will force us to equity raises, any equity financing may result in substantial dilution to our stockholders.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2021, the company controlled by our president and CEO has loaned $315,389 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

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

Commercial Real Property

As at December 31, 2021, the Company has no commercial real estate.

Line of Credit

As at December 31, 2021, we have on our book $729,389 classified as long-term debt. This debt is from an interest-free line of credit from a related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Givemepower Corporation including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GIVEMEPOWER CORPORATION

AND SUBSIDIARY

Consolidated Financial Statements

As of December 31, 2021and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

To The Board of Directors and Shareholders

Givemepower Corporation

370 Amapola Ave Ste 200A

Torrance, CA 90501

Opinion on the financial statements

We audited the accompanying balance sheets of Givemepower Corporation (“the Company”) as of December 31, 2021 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $6,440,982 for the year ended December 31, 2021. These factors as discussed in Note 6 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 8 to the financial statement, the Company has borrowed from related parties an amount $729,389 as of the date of December 31, 2021. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 14, 2022

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021		December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents		$130,685	$1,630
Investments - trading securities		-	91,282
Total Current Assets		130,685	92,912

Property and equipment, net	$		$7,745
Investments - real estate		485,000	664,111
Notes - Entrepreneurship Development		31,890	-
Total assets		647,575	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable		3,816	-
Accrued expenses		800	4,542
Accrued interest		-	2,812
Marginal loan payable		-	115
Line of credit - related party, current portion			63,632
Total Current Liabilities		$4,616	$71,102

Long-Term Liabilities:
Notes payable	$		$150,000
Notes payable - related party		315,389	-
Line of credit - related party		414,000	540,524
Total Long-Term Liabilities		729,389	690,524
Total Liabilities		$734,005	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at December 31, 2021 and 1,000,001 issued and outstanding as at December 31, 2020		$3	$1,013
Common Stock, $0.001 par value, 50,000,000 shares authorized, 42,724,687 issued and outstanding as at December 31, 2021 and 2020.		42,725	42,725
Additional paid in capital		6,311,824	6,310,814
Accumulated deficit		(6,440,981)	(6,351,470)
Minority Interest		-	59
Total Stockholders’ Equity		$(86,429)	$3,141
Total Liabilities and Stockholders’ Equity		647,575	764,767

The accompanying notes to audited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended

	December 31,
	2021	2020
Revenue:
	$	$-
Sales of investment under property	700,385	1,205,000
Principal transactions - Net		$48,445
Total Revenue	700,385	1,253,445

Cost of goods sold:
Cost of sales - property	722,341	1,179,827
Total cost of goods sold	722,341	1,179,827
Gross profit	(21,956)	73,618

Operating expenses:
General and administrative	25,756	67,209
Professional fees	22,434	73,059
Advertising and promotions	6,631	16,235
Interest expense	-	2,960
Total operating expenses	54,820	159,463
Income (loss) from operations	(76,777)	(85,845)

Other Income
Dividends	-	174
Unrealized gain (loss)	-	2,692
Net Income	(76,777)	(82,980)

Earnings (loss) per Share: Basic and Diluted	$(0.0018)	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	42,724,687

The accompanying notes to audited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1,003	-	-	(1,000)			3
Issuances of common stock			15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	-	55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	$(1,010)			$1,010	$(12,735)	$(59)	$(12,794)
Net income						(76,777)	-	(76,777)
Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

The accompanying notes to audited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

	DECEMBER 31
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(76,777)	$(82,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	-	(45,886)
Depreciation	-	2,304
Other Accrued Liabilities	611	6,554
Net Cash Flows Used in Operating Activities	(76,166)	(120,008)

Cash flows from investing activities:
Entrepreneurship Development	(31,890)	-
Payment for real estate investment	179,111	421,666
Crypto Currency Mining Rigs		7,502
Net Cash Flows from Investing Activities	147,221	429,167

Cash flows from financing activities:
Proceeds from issuance of stocks	-	55,697
Line of credit - short term - related party	414,000	268,231
Long term liabilities - related party	(356,000)	(643,686)
New Cash Flows from Financing Activities	58,000	(319,758)

Net Change in Cash:	129,055	$(10,599)
Beginning cash:	1,630	12,229
Ending Cash:	$130,685	$1,630

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

Notes to Audited Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001. The Company operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. This Offering represents the commencement of the Banking and financial services division of our business. This Offering will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, ML and Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on blockchain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

On December 31, 2020, PubCo sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge. As a result, Alpharidge become a wholly owned subsidiary of PubCo until December 30, 2021 when the Company sold Alpharidge Capital LLC to Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively.

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

On December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC (“Alpharidge”) to KDCE. The consolidated financial statements of the Company does not include Alpharidge.

The consolidated financial statements of the Company therefore include the financial position and operating results of the all wholly owned subsidiaries of Company including Community Economic Development Capital, LLC. (“CED Capital”). Others include subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Current Business and Organization - Subsidiaries

The Company, through its three wholly owned subsidiaries, Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Opportunity Zone Capital, LLC (“OZC”) Capital Markets and Real Estate operations – Capital Markets and Real Estate operations consist primarily of principal transactions in public and private securities of opportunity-zone domiciled/linked businesses and rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through principal transactions and real estate investment, management and development of subsidiary that focuses primarily on opportunity-zone business opportunities, construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the year ended December 31, 2021 All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $130,685 and $1,630 in cash and cash equivalents as at December 31, 2021 and December 31, 2020 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during year ended December 31, 2021

Sale and Repurchase of Common Stock

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

The company has no treasury stock and no receivables from sales of stock during the year ended December 31, 2021.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) principal transactions from sales of trading securities, less original purchase cost. Principal transaction is net trading revenues consisting primarily of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During the year ended December 31, 2021 and 2020, the Company did recognized revenue of $700,385 and $1,253,445 from operations, and $0 and $174 in dividend income respectively.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $700,385 and $1,205,000 in real estate sales for the year ended December 31, 2021 and 2020

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized loss and $2692 unrealized gain during the year ended December 31, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2021 and 2020, the Company has $0 in disputed liabilities on its balance sheet.

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

As of January 1, 2022, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2020 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of December 31, 2021 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during year ended December 31, 2021

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the year ended December 31, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2021	Year ended December 31, 2020
Net income	$(76,777)	$(82,980)
Dividends
Adjusted Net income attribution to stockholders	$(76,777)	$(82,980)

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687	42,724,687
Net income per share
Basic and Diluted	$(0.0018)	$(0.002)

Accumulated Deficit

As of December 31, 2021 and December 31, 2020, the Company has accumulated deficit of $6,440,981 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of December 31, 2021 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of December 31, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

Current Holdings of Real Estate Investments:

As of December 31, 2021, the Company has one available-for-sale real estate properties that it purchased at $485,000 with cash on hand and loan from a company controlled by the CEO.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at December 31, 2021, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at December 31, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $729,389and $604,156 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31,	December 31,
	2021	2020
Due from Affiliates

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632

Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	315,389	540,524
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	414,000	0
Total	$729,389	$604,156

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

NOTE 3 - INCOME TAXES

As of December 31, 2021 and December 31, 2020, the Company had a net operating loss carry forward of $6,440,981 and $6,351,470 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 26% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Dec-21	31-Dec-20

Federal statutory rates	21%	$(1,352,606)	$(1,333,809)
State income taxes	5%	(322,049)	(317,573)
Permanent differences	-0.5%	32,205	31,757
Valuation allowance against net deferred tax assets	-25.5%	1,642,450	1,619,625
Effective rate	0%	$-	$-

At December 31, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Dec-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	6,440,981	6,351,470
Total deferred income tax asset	1,674,655	1,651,382
Less: valuation allowance	(1,674,655)	(1,651,382)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the December 31, 2021 and 2020 net operating loss carry forwards of $6,440,981 and $6,351,470 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of December 31, 2021, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Similarly, as of December 31, 2021 and 2020, there were 42,724,687 shares of common stock respectively, issued and outstanding held by 407 stockholders of record. The company had no transactions in its common stock during the year ended December 31, 2021.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at December 31, 2021 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at December 31, 2021, the Company had sufficient capital to sustain its operation for the next 24 months.

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

The Company has net has accumulated deficit for the years ended December 31, 2021 and December 31, 2020 of $6,440,981 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – LONG TERM LOAN

As at December 31, 2021, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $315,389 from the line of credit as of December 31, 2021.

●	On December 30, 2022, the Company borrowed 414,000 from Alpharidge Capital LLC, by Frank I. Igwealor, Chief Executive Officer of the Company, to open an operating bank account as well as to purchase a real estate property from auction in Los Angeles. As at December 31, 2021, the Company has a balance of $414,000 to pay to Alpharidge Capital. The loan bears interest at 0% per annum and interest and unpaid principal balance is payable on at the sale of the real estate or on demand.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of December 31, 2021 and December 31, 2020, the Company has $729,389 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	729,389	540,524
Total Line of credit - related party	729,389	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$729,389	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date.

10.       SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	31-Dec-21	31-Dec-20

Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2021 through April 10, 2022. Management has reviewed subsequent events through April 10, 2022, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	50	Chairman, Director and Chief Executive and Financial Officer	December 2019 to present
Mr. Patience Ogbozor	36	Director	December 2019 to present
Bishop Christopher E Milton	56	Director	November 2020 to present
Dr. Solomon K.S. Mbagwu	71	Director	November 2020 to present

*Age as at December 31, 2021.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2021 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory. Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, Certified Public Accountant and a practicing Attorney in California.

Frank has an extensive freelance consulting experience for public companies. As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, PreIPO/RTO Prep, 280E Tax, and Biological Assets Valuation. Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with startup investors and helped them analyze the COGS and operating expenses. Frank has been part of a team that shepherded both big and small startup investments through the required audit and conducted all the filings to take them public through IPO, DPO or RTO transactions.

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

Board Committees

Our board of directors expects to create an audit committee, compensation committee, and nominations and governance committee during fiscal 2024, in compliance with established corporate governance requirements. Currently, we have no “independent” directors, as that term is defined under Nasdaq listing rules.

Audit Committee. During the year ended December 31, 2021, we establish an audit committee of the board of directors. The audit committee are primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls. Bishop Milton is the Chair of our Audit Committee.

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

As of December 31, 2021, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting violation of the code, and
●	accountability for adherence to the code.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2021 and 2020, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		-	-	-	-	-	-	-	-
1. Frank Igwealor CEO, CFO and Director	2021	-	-	-	-	-	-	-	-
	2020	-	10,000	-	-	-	-	-	10,000
2019
		-	-	-	-	-	-	-	-
2. Patience Ogbozor, Director	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Notes:

(a)

(b)

(c)

(d)	In the year ended December 31, 2020, Mr. Igwealor was awarded 10 million shares as hire-on bonus for accepting the CEO position

(e)

(f)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2021. The Company has never granted any stock options.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2021, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown. As of December 31, 2021, we had 42,724,684 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
	Preferred Stock	Common Stock
Frank I Igwealor [1]		10,000,000	23.41%
Goldstein Franklin, Inc. (Frank Igwealor)[2]	1		100.00%
Poverty Solutions Inc. (Ambrose O Egbuonu) [3]		5,000,000	11.70%
Patience C Ogbozor1
Bishop Christopher E Milton[1]
Dr. Solomon K.S. Mbagwu[1]
All other shareholders		15,000,000	35.11%

1)	Officer or/and Director
2)	Frank Igwealor is the natural person with voting and dispositive power over the shares held by Goldstein Franklin, Inc.
3)	Ambrose O Egbuonu is the natural person with voting and dispositive power over the shares held by Poverty Solutions, Inc.

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

During the year ended December 31, 2021, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent; and
●	obtain shareholder consent where required.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had drawn $0.00 from the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $315,389 from the line of credit as of December 31, 2021.

●	In addition, during the twelve months ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by its CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold. Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of December 31, 2021 and December 31, 2020, the Company has 729,389 and $604,157 respectively, in loans obligation from related parties.

The Company does not own any property holdings. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month. The Company intends to start recording rent expense of $7,800 for the year that would end December 31, 2021.

LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	729,389	540,524
Total Line of credit - related party	729,389	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$729,389	$540,524

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

Audit Fees

For fiscal year end December 31, 2021: $13,500

For fiscal year end December 31, 2010: $13,500

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.
31.1	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Executive Officer of GiveMePower Corporation, filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(b)

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: April 14, 2022	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 14, 2022	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2022	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 14, 2022	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

