Form 10-Q/A
period 2021-03-31
GIVEMEPOWER CORP
filed 2022-10-25
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2021 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely to provide restated financials that accounted for the effect of disposal of an operating unit of the Company on December 30, 2021 in accordance with Rule 405 of Regulation S-T. The SFAS 144 required that companies restate prior periods’ financial statements for the impact of discontinued operations. ASU 2014-08 requires this disclosure for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. This disclosure provides the consolidated financial statements and related notes from the Original 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original 10-Q; however, due to the passage of time since the filing of the Original 10-Q, the entire Original 10-Q has been refiled with the restated financial statements. The Original 10-Q speaks as of the original filing date of our Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 17, 2021, does not reflect the December 30, 2021 sale of Alpharidge Capital, LLC to Kid Castle Educational Corporation, which sale occurred after the filing of the Original 10-Q, and does not modify or update in any other part of disclosures made in the Original 10-Q.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$817	$1,630
Investments - trading securities	-	91,282
Total Current Assets	$817	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	674,846	664,110
Crypto Currency Mining Rigs	-	-
Total assets	675,663	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,543
Accrued interest	4,542	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$4,542	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$1,000	$150,000
Line of credit - related party, net of current portion	662,916	540,524
Total Long-Term Liabilities	663,916	690,524
Total Liabilities	$668,458	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 50,000,000 shares authorized, 42,724,687 issued and outstanding as at March 31, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,310,814	6,310,814
Accumulated deficit	(6,347,347)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$7,205	$3,141
Total Liabilities and Stockholders’ Equity	$675,663	$764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue:
Sales of investments under trading securities	$-	$192,992
Sales of investment under property	-	-
Total Revenue	-	192,992

Cost of goods sold:
Cost of sales - trading securities	-	157,806
Cost of sales - property	-
Total cost of goods sold	-	157,806
Gross profit	-	35,186

Operating expenses:
General and administrative	2,861	5,202
Advertising and promotions	281

Total operating expenses	3,142	5,202
Income (loss) from operations	(3,142)	29,984

Other income
Dividends	-
Unrealized gain (loss)	-	(63,426)
Net Income	(3,142)	(33,442)

Earnings (loss) per Share: Basic and Diluted	$(0.0001)	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1003	-	-	(1,000)	-		3
Issuances of common stock			15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	59	55,739
Net loss						(82,980)		(82,980)

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,311,814	$(6,351,470)	$59	$3,141

Net income						(3142)		(3142)
Disposition of a subsidiary					-	$7,264	$(59)	7,206
Balances - March 31, 2021	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,347,348)	$-	$7,204

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,142)	$(33,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	-	19,274
Depreciation	-	(12)
Other Accrued Liabilities	800
Net Cash Flows Used in Operating Activities	(2,342)	(14,180)

Cash flows from investing activities:
Computer and Internet	-
Payment for real estate investment	(10,735)
Crypto Currency Mining Rigs	-
Net Cash Flows from Investing Activities	(10,735)

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	-
Line of credit - short term - related party	1,000	122,000
Line of credit - long term - related party	11,528	(4,304)
New Cash Flows from Financing Activities	12,528	117,696

Net Change in Cash:	(549)	$103,516
Beginning cash:	1,366	500
Ending Cash:	$817	$104,017

Supplemental Disclosures of Cash Flow:
Cash paid for interest	$-	$12
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $817 and $1,630 in cash and cash equivalents as at March 31, 2021 and December 31, 2020 respectively.

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

During three months ended March 31, 2021, the Company did not recognized any revenue or dividend income.

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

Three months ended March 31, 2021	Amount

Net income	$(3,142)
Dividends	-

Adjusted Net income attribution to stockholders	$(3,142)

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687
Net income per share
Basic and Diluted	$(0.0001)

Accumulated Deficit

As of March 31, 2021and December 31, 2020, the Company has accumulated deficit of $6,347,348 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of March 31, 2021 is $0.

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

	March 31, 2021	December 31, 2020
Due from Affiliates
	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$1,000	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate	662,916	540,524

Total	$668,458	$604,156

NOTE 3 - INCOME TAXES

As of March 31, 2021 and 2020, the Company had a net operating loss carry forward of $2,443,729 and $2,445,316 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Mar-21	31-Dec-20

Federal statutory rates	34%	$(2,158,098)	$(2,159,500)
State income taxes	5%	(317,367)	(317,573)
Permanent differences	-0.5%	31,737	31,757
Valuation allowance against net deferred tax assets	-38.5%	2,443,729	2,445,316
Effective rate	0%	$-	$-

At March 31, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Mar-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	6,347,348	6,351,470
Total deferred income tax asset	2,158,098	2,445,316
Less: valuation allowance	(2,158,098)	(2,445,316)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, 2021 and 2020 net operating loss carry forwards of approximately $2,443,729 and $2,445,316 respectively, for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

Subsequently, on April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

Furthermore, on December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC to KDCE. The Company immediately cancelled the preferred shares it bought back from Kid Castle Educational Corporation.

Following these two sales of operating subsidiaries, the Company has no more minority interest holders.

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

The Company has net has accumulated deficit for the years ended March 31, 2021 and December 31, 2020 of $6,347,348 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – LONG TERM LOAN

None.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2021, the Company had drawn $1,000 from the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $662,916 from the line of credit as of March 31, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of March 31, 2021 and December 31, 2020, the Company has $663,916 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	March 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$1,000	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	662,916	540,524
Total Line of credit - related party	663,916	604,156
Less: current portion	-	(63,632)
Total Long-term Line of credit - related party	$663,916	$540,524

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

Subsequently, on April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

Furthermore, on December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC to KDCE. The Company immediately cancelled the preferred shares it bought back from Kid Castle Educational Corporation.

Following these sales, CBDX and Alpharidge Capital stopped reporting into the Company as an operating subsidiary.

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

Results of Operations

Three Months ended March 31, 2021, as Compared to Three Months Ended March 31, 2020

Revenues — horbar; The Company recorded $0 in revenue for the three months ended March 31, 2021 as compared to $192,992 for the same period of March 31, 2020.

Operating Expenses — Total operating expenses for the three months ended March 31, 2021 was $3,142 as compared to $5,202 in the same period in, 2020, due to increased operating activities during the period ended March 31, 2021.

Net Loss — Net loss for three months ended March 31, 2021 was $3,142 as compared to Net loss of $33,442 for the three months ended March 31, 2020.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital of negative $3,725, consisting of $817 in cash and $4,542 in short-term loan.

For the three months period ended March 31, 2021, the Company used $2,342 on operating activities, used cash of $10,735 on investing activities, and generated cash of $12,528 from financing activities, resulting in a decrease in total cash of $549 and a cash balance of $817 for the period. For the three months period ended March 31, 2020, the Company used cash of $14,180 in operating activities, used cash of $0.00 for investing activities and obtained cash of $117,696 from financing activities, resulting in an increase in cash of $103,516 and a cash balance of $104,017 at the end of that period.

As of March 31, 2021, total stockholders’ equity increased to $7,204 from $3,141 as of December 31, 2020.

As of March 31, 2021, the Company had a cash balance of $817 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

GIVEMEPOWER CORPORATION

Date: October 24, 2022	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

