Form 10-Q/A
period 2021-06-30
GIVEMEPOWER CORP
filed 2022-10-25
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on October 19, 2022 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely to provide restated financials that accounted for the effect of disposal of an operating subsidiary of the Company on December 30, 2021 in accordance with Rule 405 of Regulation S-T. The SFAS 144 required that companies restate prior periods’ financial statements for the impact of discontinued operations. ASU 2014-08 requires this disclosure for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. This disclosure provides the consolidated financial statements and related notes from the Original 10-Q formatted in XBRL.

No other changes have been made to the Original 10-Q; however, due to the passage of time since the filing of the Original 10-Q, the entire Original 10-Q has been refiled with the restated financial statements. The Original 10-Q speaks as of the original filing date of our Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on October 19, 2022, does not reflect the December 30, 2021 sale of Alpharidge Capital, LLC to Kid Castle Educational Corporation, which sale occurred after the filing of the Original 10-Q, and does not modify or update in any other part of disclosures made in the Original 10-Q.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,463	$1,630
Other Assets - Investments	-	91,282
Total Current Assets	2,643	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,110
Entrepreneurship Development	10,000	-
Crypto Currency Mining Rigs	-	-
Total assets	12,463	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	800	4,543
Accrued interest	-	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$800	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$-	$150,000
Line of credit - related party, net of current portion	27,540	540,524
Total Long-Term Liabilities	27,540	690,524
Total Liabilities	$28,340	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at June 30, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 50,000,000 shares authorized, 42,724,687 issued and outstanding as at June 30, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,310,814	6,310,814
Accumulated deficit	(6,370,429)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$(15,877)	$3,141
Total Liabilities and Stockholders’ Equity	12,463	764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,			For the six months ended June 30,
	2021		2020	2021		2020
Revenue:
Sales of investments under trading securities	$		$24,821	$		$60,007
Sales of investment under property		700,385	-		700,385	-
Total Revenue		700,385	24,821		700,385	60,007

Cost of goods sold:
Cost of sales - trading securities		-	-		-	-
Cost of sales - property		722,341			722,341
Total cost of goods sold		722,341	-		722,341	-
Gross profit		(21,956)	24,821		(21,956)	60,007

Operating expenses:
General and administrative		120	5,313		2,982	10,515
Professional fees		1,005			1,005
Advertising and promotions					281
Interest expense			-			-
Total operating expenses		1,125	5,313		4,268	10,515
Income (loss) from operations		(23,081)	19,508		(26,224)	49,492

Other Income
Dividends		-			-
Unrealized gain (loss)		-	(4,402)		-	(67,818)
Net Income		(23,081)	15,106		(26,224)	(18,326)

Earnings (loss) per Share: Basic and Diluted		$(0.0005)	$(0.000)		$(0.0006)	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted		42,724,687	27,724,687		42,724,687	27,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1,003	-	-	(1,000)			3
Issuances of common stock			15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	-	55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Disposition of subsidiaries						$7,265	$(59)	$7,206
Net income						(26,224)	-	(26,224)

Balances - June 30, 2021	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,370,429)	$-	$(15,877)

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(26,224)	$49,492
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	(2,942)	(69,812)
Depreciation		-
Other Accrued Liabilities		-
Net Cash Flows Used in Operating Activities	(29,166)	(20,320)

Cash flows from investing activities:
Entrepreneurship Development	(10,000)
Payment for real estate investment	664,111	(321,498)
Crypto Currency Mining Rigs
Net Cash Flows from Investing Activities	654,111	(321,498)

Cash flows from financing activities:
Proceeds from marginal loan payable	-	236
Line of credit - short term - related party	(99,000)	119,602
Line of credit - long term - related party	(524,849)	221,498
New Cash Flows from Financing Activities	(623,849)	341,335

Net Change in Cash:	$1,096	$(483)
Beginning cash:	1,367	500
Ending Cash:	$2,463	$17

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$12
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

 The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 6/30/2021 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $2,463 and $1,630 in cash and cash equivalents as at June 30, 2021 and December 31, 2020 respectively.

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

During three and six months ended June 30, 2021, the Company did recognized revenue of $700,385 from operations.

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

	Three months ended June 30, 2021	Six months ended June 30, 2021
Net income	$(23,081)	(26,224)
Adjusted Net income attribution to stockholders	$(23,081)	(26,224)

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687	42,724,687
Net income per share
Basic and Diluted	$(0.0005)	(0.0006)

Accumulated Deficit

As of June 30, 2021 and December 31, 2020, the Company has accumulated deficit of $6,370,429 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of June 30, 2021 is $0.

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

Related Party Transactions

Affiliate Receivables and Payables

Alpharidge considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at June 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $27,540 and $540,524 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 31,	December 31,
	2021	2020
Due from Affiliates
	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	27,540	540,524

Total	$27,540	$604,156

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

NOTE 3 - INCOME TAXES

As of June 30, 2021 and December 31, 2020, the Company had a net operating loss carry forward of $2,452,615 and $2,445,316 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Jun-21	31-Dec-20

Federal statutory rates	34%	$(2,165,946)	$(2,159,500)
State income taxes	5%	(318,521)	(317,573)
Permanent differences	-0.5%	31,852	31,757
Valuation allowance against net deferred tax assets	-38.5%	2,452,615	2,445,316
Effective rate	0%	$-	$-

At June 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Mar-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	6,370,429	6,351,470
Total deferred income tax asset	2,452,615	2,445,316
Less: valuation allowance	(2,452,615)	(2,445,316)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, June 30, 2021 and December 31, 2020 net operating loss carry forwards of approximately $2,452,615 and $2,445,316 respectively, for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of June 30, 2021 and 2020, there were 42,724,687 shares of common stock issued and outstanding held by 159 stockholders of record. The company had no transactions in its common stock during three and six months ended June 30, 2021 and 2020. As of June 30, 2021, there were 1,000,001 and 1 share of preferred stock issued and outstanding held by 2 stockholder of record.

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

The Company has net has accumulated deficit for the years ended June 30, 2021 and December 31, 2020 of $6,370,429 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $27,540 from the line of credit as of June 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of June 30, 2021 and December 31, 2020, the Company has $27,540 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	June 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	27,540	540,524
Total Line of credit - related party	27,540	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$27,540	$540,524

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

Following these sales, Alpharidge Capital stopped reporting into the Company as an operating subsidiary.

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

The consolidated financial statements of the Company therefore include its wholly owned subsidiaries of Community Economic Development Capital, LLC. (“CED Capital”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Results of Operations

Three and Six Months ended June 30, 2021, as Compared to Three and Six Months Ended June 30, 2021, 2020

Revenues — The Company recorded $700,385 in revenue for the three and six months ended June 30, 2021 as compared to $24,821 and $60,007 for the same period of June 30, 2020.

Operating Expenses — Total operating expenses for the three and six months ended June 30, 2021, was $1,125 and $4,268 as compared to $5,313 and $10,515 in the same period of June 30, 2020, due to increased operating activities during the period ended June 30, 2021.

Net Loss — Net loss for three and six months ended June 30, 2021 was $23,081 and $26,224 as compared to Net Income of $15,106 and Net Loss of $18,326 for the three and six months ended June 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a net working capital of $1,663, consisting of $2,463 in cash, and $800 in accrued expenses.

For the six months period ended June 30, 2021, the Company used cash of $29,166 on operating activities, generated cash of $654,111 on investing activities, and used cash of $623,849 on financing activities, resulting in an increase in total cash of $1,096 and a cash balance of $2,463 for the period. For the six months period ended June 30, 2020, the Company used cash of $20,320 in operating activities, used cash of $321,498 on investing activities and generated cash of $341,335 from financing activities, resulting in a decrease in cash of $483 and a cash balance of $17 at the end of that period due to discontinuation of business line.

As of June 30, 2021, total Notes Payable to related parties was $27,540.

As of June 30, 2021, total stockholders’ equity decreased by $19,018 to $15,877 from $3,141 as of December 31, 2020.

As of June 30, 2021, the Company had a cash balance of $2,463 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

