Form 10-Q/A
period 2021-09-30
GIVEMEPOWER CORP
filed 2022-10-26
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2021 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely to provide restated financials that accounted for the effect of disposal of an operating subsidiary of the Company on December 30, 2021 in accordance with Rule 405 of Regulation S-T. The SFAS 144 required that companies restate prior periods’ financial statements for the impact of discontinued operations. ASU 2014-08 requires this disclosure for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. This disclosure provides the consolidated financial statements and related notes from the Original 10-Q formatted in XBRL.

No other changes have been made to the Original 10-Q; however, due to the passage of time since the filing of the Original 10-Q, the entire Original 10-Q has been refiled with the restated financial statements. The Original 10-Q speaks as of the original filing date of our Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on December 17, 2021, does not reflect the December 30, 2021 sale of Alpharidge Capital, LLC to Kid Castle Educational Corporation, which sale occurred after the filing of the Original 10-Q, and does not modify or update other part of disclosures made in the Original 10-Q that are unrelated to the disposed subsidiaries.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,353	$1,630
Investments - trading securities	-	91,282
Total Current Assets	21,353	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	27,141	-
Total assets	48,494	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,542
Accrued interest	800	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$800	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$-	$150,000
Long term liabilities - related party	74,389	540,524
Total Long-Term Liabilities	74,389	690,524
Total Liabilities	$75,189	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,001 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$1,013	$1,013
Common Stock, $0.001 par value, 50,000,000 shares authorized, 42,724,687 issued and outstanding as at September 30, 2021 and December 31, 2020, respectively.	42,725	42,725
Additional paid in capital	6,310,814	6,310,814
Accumulated deficit	(6,381,247)	(6,351,470)
Minority Interest		59
Total Stockholders’ Equity	$(26,695)	$3,141
Total Liabilities and Stockholders’ Equity	48,494	764,767

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Entrepreneurship Development	$-	$-	$-	$-
Sales of investment under property	-	-	700,385	1,205,000
Sales under trading securities	-	29,250	-	261,400
Total Revenue	-	29,250	700,385	1,466,400

Cost of goods sold:
Cost of sales - trading securities	-	10,063	-	182,206
Cost of sales - property	-	-	722,341	1,179,827
Total cost of goods sold	-	10,063	722,341	1,362,033
Gross profit	-	19,187	(21,956)	104,367

Operating expenses:
General and administrative	3,652	22,271	6,634	128,083
Professional fees	7,416		8,171
Advertising and promo	-		281
Interest expense	-	1,549	-	1,590
Total operating expenses	11,068	23,820	15,086	129,673
Income (loss) from operations	(11,068)	(4,633)	(37,042)	(25,306)

Other Income
Dividends	-		-
Unrealized gain (loss)	-	(39,359)	-	(107,187)
Net Income	(11,068)	(43,992)	(37,042)	(132,493)

Earnings (loss) per Share: Basic and Diluted	$(0.0003)	$(0.002)	$(0.0009)	$(0.005)

Weighted Average Common Shares Outstanding: Basic and Diluted	42,724,687	27,724,687	42,724,687	27,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of common stock		-			-	-		-
Issuances of preferred stock	-	-				379		379
Balances - December 31, 2019	1	$10	27,724,687	$27,725	$6,072,520	$(6,099,876)	$-	$379
Issuances of preferred stock	1,000,000	1,003	-	-	(1,000)			3
Issuances of common stock	-		15,000,000	15,000	15,000	-		30,000
Acquisition of business	-	-	-	-	224,294	(168,614)	-	55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59

Balances - December 31, 2020	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold two subsidiaries						$7,265	$(59)	$7,206
Net income						(37,042)	-	(37,042)

Balances - September 30, 2021	1,000,001	$1,013	42,724,687	$42,725	$6,310,814	$(6,381,247)	-	$(26,695)

The accompanying notes are an integral part of these condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(37,042)	$(132,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities		(29,374)
Depreciation	-	6,579
Other Accrued Liabilities	(2,942)	131,099
Net Cash Flows Used in Operating Activities	(39,984)	(21,401)

Cash flows from investing activities:
Entrepreneurship Development	(27,141)	(24,152)
Payment for real estate investment	664,111	(970,148)
Purchase of fixed assets		(19,828)

Net Cash Flows from Investing Activities	636,970	(1,014,128)

Cash flows from financing activities:
Proceeds from notes and marginal loan payable	-	151,219
Line of credit - short term - related party	-	122,432
Long term liabilities - related party	(577,000)	766,718
New Cash Flows from Financing Activities	(577,000)	1,040,369

Net Change in Cash:	19,986	$4,840
Beginning cash:	1,367	500
Ending Cash:	$21,353	$5,340

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$115
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 9/30/2021 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Current Business and Organization - Opportunity Zone Capital LLC

The Company, through its three wholly owned subsidiaries, Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $21,353 and $1,630 in cash and cash equivalents as at September 30, 2021 and December 31, 2020 respectively.

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

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Net income	$(11,068)	(37,042)
Adjusted Net income attribution to stockholders	$(11,068)	(37,042)

Weighted-average shares of common stock outstanding
Basic and Diluted	42,724,687	42,724,687
Net income per share
Basic and Diluted	$(0.0003)	(0.0009)

Accumulated Deficit

As of September 30, 2021 and December 31, 2020, the Company has accumulated deficit of $6,381,247 and $6,351,470, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $74,389 and $604,156 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2021	December 31, 2020
Due from Affiliates

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	74,389	540,524

Total	$74,389	$604,156

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

NOTE 3 - INCOME TAXES

As of September 30, 2021 and December 31, 2020, the Company had a net operating loss carry forward of $6,381,247 and $6,351,470 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 38.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Sep-21	31-Dec-20

Federal statutory rates	34%	$(2,169,624)	$(2,159,500)
State income taxes	5%	(319,062)	(317,573)
Permanent differences	-0.5%	31,906	31,757
Valuation allowance against net deferred tax assets	-38.5%	2,456,780	2,445,316
Effective rate	0%	$-	$-

At September 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	30-Jun-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	6,381,247	6,351,470
Total deferred income tax asset	2,456,780	2,445,316
Less: valuation allowance	(2,456,780)	(2,445,316)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the 2021 and December 31, 2020 net operating loss carry forwards of $6,381,247 and $6,351,470 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

The Company has net has accumulated deficit for the years ended September 30, 2021 and December 31, 2020 of $6,381,247 and $6,351,470 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $74,389 from the line of credit as of September 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of September 30, 2021 and December 31, 2020, the Company has $74,389 and $540,524, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	September 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	74,389	540,524
Total Line of credit - related party	74,389	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$74,389	$540,524

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

The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 9/30/2021 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Current Business and Organization - Alpharidge

The Company, through its three wholly owned subsidiaries, Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighbourhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

Results of Operations

Three and Nine months ended September 30, 2021, as Compared to Three and Nine months Ended September 30, 2021, 2020

Revenues — The Company recorded $0 and $700,385 in revenue for the three and nine months ended September 30, 2021 as compared to $29,250 and $1,466,400 for the same period of September 30, 2020.

Operating Expenses — Total operating expenses for the three and nine months ended September 30, 2021, was $11,068 and $15,085 as compared to $23,820 and $129,673 in the same period of September 30, 2020..

Net loss — Net loss for three and nine months ended September 30, 2021 was $11,068 and $37,041 as compared to Net Loss of $43,992 and Net Loss of $132,493 for the three and nine months ended September 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, the Company had a working capital of $20,553 consisting of $21,353 in cash minus $800 in short-term liabilities.

For the nine months period ended September 30, 2021, the Company used cash of $39,984 on operating activities, generated cash of $639,970 from investing activities, and used cash of $577,000 on financing activities, resulting in an increase in total cash of $19,986 and a cash balance of $21,353 for the period. For the nine months period ended September 30, 2020, the Company used cash of $21,401 in operating activities, used cash of $1,014,128 on investing activities and generated cash of $1,040,369 from financing activities, resulting in a increase in cash of $4,840 and a cash balance of $5,340 at the end of that period.

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

As of September 30, 2021, the Company had a cash balance of $21,353 (i.e. cash it could use to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, and (3) Sales of Custodianship Shells. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this report we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

As of the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

GIVEMEPOWER CORPORATION

Date: October 26, 2022	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

