Form 10-K
period 2022-12-31
GIVEMEPOWER CORP
filed 2023-04-18
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of December 31, 2022, the Company had 21,820,016 common shares held by non-affiliates. The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,077,909 using the average bid and ask price on that day of $0.04940.

Number of shares outstanding of the registrant’s common stock as of December 31, 2022: 43,792,804 shares.

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

On December 31, 2019, IVS, the then custodian and control person of GiveMePower Corporation (the “PubCo” or “Company”), sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation, controlled by Frank I Igwealor. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge to the PubCo. As a result, Alpharidge become a wholly owned subsidiary of PubCo until December 30, 2021 when the Company sold Alpharidge Capital LLC to Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. As a result, Alpharidge become a wholly owned subsidiary of PubCo until December 30, 2021 when the Company sold Alpharidge Capital LLC to Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively.

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

On September 16, 2020, GiveMePower sold and issued 1,000,000 shares of its preferred stock (with 87% voting power), to to Kid Castle Educational Corporation (“KDCE”), company related to, and controlled by GMPW President and CEO, in exchange for $3 in cash plus 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation (which holds 45% of the total voting powers of KDCE) in an unregistered securities sale. This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains. The 1,000,000 shares of GMPW preferred stock acquired by KDCE gave to KDCE, approximately 87% voting control of Givemepower Corporation.

On April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned to Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

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

The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 12/31/2022 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Our Banking and FINTEC business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with (1) a one-four branch bank, (2) a MLAi lending platform, and (3) a Blockchain-Powered Payment and Financial Transactions Processing, and Digital Currency platform. We have not selected any specific bank, Fintec or Digital Currency Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Bank, Fintec or Digital Currency Business acquisition target.

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

We expect this network will provide our management team with a robust flow of Bank, Fintec or Digital Currency acquisition opportunities. In addition, we anticipate that target Bank, Fintec or Digital Currency Business candidates will be brought to our attention by various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of Our current fundraising effort, members of our management team will communicate with their network of relationships to articulate the parameters for our search for a target company and a potential Business acquisition and begin the process of pursuing and reviewing potential leads.

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

Members of our management team may directly or indirectly own our ordinary shares and/or private placement warrants following Our current fundraising effort, and, accordingly, may have a conflict of interest in determining whether a particular target Bank, Fintec or Digital Currency is an appropriate business with which to effectuate our initial Bank, Fintec or Digital Currency acquisition. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business acquisition if the retention or resignation of any such officers and directors was included by a target Bank, Fintec or Digital Currency as a condition to any agreement with respect to our initial Bank, Fintec or Digital Currency acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of Our current fundraising effort, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Plan of Operations

While our major focus is to find, acquire and manage a Bank, Fintec or Digital Currency, our real estate portfolio is still alive and must figure in our plan of operation. as of December 31, 2022, we have one available-for-sale real estate property with a carrying amount of $485,000. In the next twelve months, we plan on selling available-for-sale real estate property and adding the proceeds obtained from the sales to other capital for acquisition of real estate, or to finance our Bank, Fintec or Digital Currency business plan.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of December 31, 2022, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

We intend to grow, primarily through MLAI enabled lending platform and a Blockchain-powered technology platform related to our digital currency initiative. We may not be able to execute on aspects of our growth strategy, which may impair our ability to sustain this rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient amounts of new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth, which may therefore preclude the proposed Bank from developing products and services relating to digital currency transaction flows and collateral, custodian services, international expansion of our customer base and other potential fintech opportunities.

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

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or REO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our REO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

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

After giving effect to Our current fundraising effort, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our business, financial condition and results of operations.

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

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. Going forward, the Company intends to acquire: (1) a cloud-based machine learning and artificial intelligence (AI) enabled lending platform; (2) a one-four branch Bank that serves majority black neighborhoods; and (3) Blockchain-Powered Payment and Financial Transactions Processing and Digital Currency platform that connects consumers, banks, and institutional investors. The Company has not been in the business services and finance industry before. Thus, in the Banking, Fintec or Digital Currency, the Company is an early stage company. You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive our revenues from lending fees, interest income and digital currency transactions fees. However, there is no assurance that we could achieve this goal because we are new to this industry.

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

We have a limited operating history. We currently own zero investment properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the conditions in the financial markets and economic conditions.

Risks Related to Our Real Estate Investments and Operations

Our current real estate portfolio consists of zero investment properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

As at December 31, 2022, we owned zero real estate investment property. We have no tenant nor rental revenues for the year ended December 31, 2022. A significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants would subject us to a significant risk of loss.

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

Our business is subject to the risks of earthquakes, fires, floods, power outages and other catastrophic events, and to interruption by man-made problems such as terrorism. A disruption at our production facility could adversely impact our results of operations, cash flows and financial condition.

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

As of December 31, 2022, our executive officers and directors beneficially own approximately 57.32% of our voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the details of Our current fundraising effort.

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

We may face unforeseen difficulties in the future in fully-integrating the operations of One-four branch bank to be acquired using the proceeds from Our current fundraising effort, or any other businesses we may acquire in the future. Acquisitions will be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of One-four branch bank to be acquired using the proceed from Our current fundraising effort, and any other business we may acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

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

as of December 31, 2022, we are not involved in any pending or threatened legal proceedings.

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

Common Stock

We are authorized to issue 50,000,000 shares of Common Stock $0.001 par value per share. as of December 31, 2022, there were 1 share of preferred shares and 43,792,804 shares of Common Stock outstanding held by 158 stockholders of record. Our Common Stock is subject to quotation on the OTC Pink Market under the trading symbol: “GMPW.” Our plan is to apply for listing of our Common Stock on the NASDAQ Capital Market after the Closing of the Offering of our Class B Common Stock. See the discussion under “Description Of The Class B Common Stock” below.

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

	Fiscal 2022		Fiscal 2021
	High	Low	High	low
First Quarter	$1.0900	$0.4400	$0.6900	$0.0350
Second Quarter	$0.9000	$0.2200	$0.6490	$0.2611
Third Quarter	$0.3000	$0.0702	$1.8900	$0.2260
Fourth Quarter	$0.3500	$0.0226	$1.7890	$0.3001

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

43,792,804 and 42,724,687 shares of our common stock have been issued and outstanding as at December 31, 2022 and 2021. Of the amount of the outstanding shares, 21,972,788 are unrestricted and free-trading. The remaining 21,820,016 of the issued shares are restricted and could only be sold subject to the restriction.

21,820,016 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock and we have 1 preferred stock issued as of December 31, 2022

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

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 12/31/2022 of the Company and subsidiaries including CED Capital. Others include subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

(2) Machine-Learning and Ai Enabled Lending and Insurance Underwriting Platform

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

Results of Operations

For the year ended December 31, 2022 compared with the year ended December 31, 2021

Revenue

We are generating substantially all our revenue from sales of real estate investment property, entrepreneurship development initiative, and principal transactions in proprietary trading operation. For the year ended December 31, 2022, revenue from real estate sales was $490,000. Compared to combined real estate sales and principal transaction revenue of $700,385 for the fiscal year ended December 31, 2021.

Cost of Revenues

Our cost of revenue is totally related to the cost of acquiring the real estate investment property and the trading securities sold. Cost related to our real estate investment property and the trading securities sold for the year December 31, 2022 and 2021 were $545,309 and $722,341 respectively. We decided to sell the property below its cumulative cost because the residential real estate industry turned negative following several months of continuous interest rates hike by the US Federal Reserve.

Operating Expenses

Operating expense was $56,117 and $54,821 for the years ended December 31, 2022 and 2021 respectively. Operating expense consists of costs related to the establishment of corporate governance; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that our operating expenses will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Net Income (Loss)

Net Loss for the year ended December 31, 2022 was $111,426 compared to Net Loss of $76,777 for the year ended December 31, 2021.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and director, Frank I Igwealor:

Frank I Igwealor

Goldstein Franklin, Inc.

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	31-Dec-22		31-Dec-21
Los Angeles Community Capital (controlled by Frank I Igwealor)	$		$414,000
Alpharidge Capital (controlled by Frank I Igwealor)		$237,903	315,388

Liquidity and Capital Resources

As of December 31, 2022, we had $44,592 cash on hand, compared to $130,685 cash on hand as of December 31, 2021 . We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

We have limited operating expenses because we live within our means. We have limited lending relationships with commercial banks; however, we are not dependent upon the completion of one or more financing or equity raises to fund our continuing operations. We did not conduct any financing or equity raises to fund our continuing operations during the twelve months ended December 31, 2022. While we are systematically pursuing financing to make acquisitions, there can be no assurance that we will be successful in our capital raising efforts. If financial condition will force us to equity raises, any equity financing may result in substantial dilution to our stockholders.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2022, the company controlled by our president and CEO has loaned capital at several interval with outstanding balance of $237,903 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

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

Commercial Real Property

As at December 31, 2022, the Company has no commercial real estate.

Line of Credit

As at December 31, 2022, we have on our book $237,903 classified as long-term debt. This debt is from an interest-free line of credit from a related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Givemepower Corporation including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GIVEMEPOWER CORPORATION

AND SUBSIDIARY

Consolidated Financial Statements

as of December 31, 2022 and 2021

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Givemepower Corporation

370 Amapola Ave Ste 200A

Torrance, CA 90501

Opinion on the financial statements

We audited the accompanying balance sheets of Givemepower Corporation (“the Company”) as of December 31, 2022and 2021 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $6,552,407 for the year ended December 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 8 to the financial statement, the Company has borrowed from related parties an amount $237,903 as of the date of December 31, 2022. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 17, 2023

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$44,592	$130,685
Total Current Assets	44,592	130,685

Investments - real estate	$-	$485,000
Notes - Entrepreneurship Development	-	31,890
Total assets	44,592	647,575

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	-	3,816
Accrued expenses	3,476	800
Total Current Liabilities	3,476	4,616

Long-Term Liabilities:
Notes payable - related party	237,903	315,388
Line of credit - related party	-	414,000
Total Long-Term Liabilities	237,903	729,388
Total Liabilities	$241,379	$734,004

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at December 31, 2022 and 2021 respectively.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 and 42,724,687 issued and outstanding as at December 31, 2022 and 2021 respectively.	43,793	42,725
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,552,407)	(6,440,981)
Total Stockholders’ Equity	(196,787)	(86,429)
Total Liabilities and Stockholders’ Equity	$44,592	$647,575

The accompanying notes to audited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended

	December 31,
	2022	2021
Revenue:
Sales of investment under property	490,000	700,385
Total Revenue	490,000	700,385

Cost of goods sold:
Cost of sales - property	545,309	722,341
Total cost of goods sold	545,309	722,341
Gross profit	(55,309)	(21,956)

Operating expenses:
General and administrative	23,163	25,756
Professional fees	31,880	22,434
Advertising and promotions	-	6,631
Interest expense	1,074	-
Total operating expenses	56,117	54,821
Income (loss) from operations	(111,426)	(76,777)

Other Income
Dividends	-	-
Unrealized gain (loss)	-	-
Net Income	(111,426)	(76,777)

Earnings (loss) per Share: Basic and Diluted	$(0.0025)	$(0.0018)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	42,724,687

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of preferred stock		-			-	379		379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	(6,099,876)	-	379
Issuances of stock	1,000,000	1,003	15,000,000	15,000	14,000			30,003
Acquisition of business	-	-	-	-	224,294	(168,614)		55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59
Balances - December 31, 2020	1,000,000	$1,003	15,000,000	$42,725	$238,294	$(251,594)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net income						(76,777)	-	(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$239,304	$(341,105)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net income						(111,426)		(111,426)
Balances - December 31, 2022	1	3	43,792,804	$43,793	$239,304	$(452,531)	$-	$(196,787)

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

	DECEMBER 31
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(111,426)	$(76,777)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Other Accrued Liabilities	(1,140)	611
Net Cash Flows Used in Operating Activities	(112,566)	(76,166)

Cash flows from investing activities:
Entrepreneurship Development	31,890	(31,890)
Payment for real estate investment	485,000	179,111

Net Cash Flows from Investing Activities	516,890	147,221

Cash flows from financing activities:
Proceeds from issuance of stocks	1,068
Line of credit - short term - related party	(176,097)	414,000
Long term liabilities - related party	(315,388)	(356,000)
New Cash Flows from Financing Activities	(490,417)	58,000

Net Change in Cash:	(86,093)	$129,055
Beginning cash:	130,685	1,630
Ending Cash:	$44,592	$130,685

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On December 31, 2019, IVS, the then custodian and control person of GiveMePower Corporation (the “PubCo” or “Company”), sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation, controlled by Frank I Igwealor. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge to the PubCo. As a result, Alpharidge become a wholly owned subsidiary of PubCo until December 30, 2021 when the Company sold Alpharidge Capital LLC to Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively.

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

On September 16, 2020, GiveMePower sold and issued 1,000,000 shares of its preferred stock (with 87% voting power), to to Kid Castle Educational Corporation (“KDCE”), company related to, and controlled by GMPW President and CEO, in exchange for $3 in cash plus 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation (which holds 45% of the total voting powers of KDCE) in an unregistered securities sale. This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains. The 1,000,000 shares of GMPW preferred stock acquired by KDCE gave to KDCE, approximately 87% voting control of Givemepower Corporation.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at December 31, 2022, the Company had sufficient capital to sustain its operation for the next 24 months.

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

The Company has net accumulated deficit for the years ended December 31, 2022 and 2021 of $6,552,407 and $6,440,981 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the year ended December 31, 2022. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $44,592 and $130,685 in cash and cash equivalents as at December 31, 2022 and 2021 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the year ended December 31, 2022

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. During the fiscal year ended December 31, 2022, the Company issued 1,068,117 of its common stock to Maxim Group for Investment Banking services rendered.

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

The company has no treasury stock and no receivables from sales of stock during the year ended December 31, 2022.

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

The Company recognized $490,000 in revenue during the fiscal year ended December 31, 2022, as compared to revenue of $700,385 for the fiscal year ended December 31, 2021.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $490,000 and $700,385 in real estate sales for the year ended December 31, 2022 and 2021 respectively.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the year ended December 31, 2022, compared to $0 in unrealized gain during the period that ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analysing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2022 and 2021, the Company has $0 in disputed liabilities on its balance sheet.

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

As of March 15, 2023, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2021 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of December 31, 2022 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during year ended December 31, 2022

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the year ended December 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Net income	$(111,426)	$(76,777)
Dividends
Adjusted Net income attribution to stockholders	$(111,426)	$(76,777)

Weighted-average shares of common stock outstanding
Basic and Diluted	43,792,804	42,724,687
Net income per share
Basic and Diluted	$(0.0025)	$(0.0018)

Accumulated Deficit

As of December 31, 2022 and 2021, the Company has accumulated deficit of $6,552,407 and $6,440,981, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of December 31, 2022 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of December 31, 2022. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of December 31, 2022, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at December 31, 2022, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at December 31, 2022 and December 31, 2021, the Company’s controlling firm and significant stockholder advanced $237,903 and $729,388 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31,	December 31,
	2022	2021
Due from Affiliates
Due to Affiliates
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development		315,388
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	237,903	414,000
Total	$237,903	$729,388

NOTE 4 - INCOME TAXES

As of December 31, 2022 and December 31, 2021, the Company had a net operating loss carry forward of $6,552,407 and $6,440,981 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Dec-22	31-Dec-21

Federal statutory rates	21%	$(1,375,961)	$(1,352,606)
State income taxes	5%	(327,610)	(317,573)
Permanent differences	-0.5%	32,761	31,757
Valuation allowance against net deferred tax assets	-25.5%	1,670,809	1,642,450
Effective rate	0%	$-	$-

At December 31, 2022 and December 31, 2021, the significant components of the deferred tax assets are summarized below:

	31-Dec-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	6,552,407	6,440,981
Total deferred income tax asset	1,674,655	1,642,450
Less: valuation allowance	(1,674,655)	(1,642,450)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the December 31, 2022 and December 31, 2021 net operating loss carry forwards of $6,552,407 and $6,440,981 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of December 31, 2022 and 2021, there were 43,792,804 and 42,724,687 shares of common stock respectively, issued and outstanding held by more than 407 stockholders of record. The company had no transactions in its common stock during the year ended December 31, 2022. As of December 31, 2022, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at December 31, 2022 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at December 31, 2022, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2022, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $237,903 from the line of credit as of December 31, 2022.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of December 31, 2022 and December 31, 2021, the Company has $0 and $414,000, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	December 31, 2022	December 31, 2021
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.		414,000
Other Line of credit with no maturity date with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	237,903	315,388
Total Line of credit - related party	237,903	729,388

Total Long-term Line of credit - related party	$237,903	$729,388

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2022, the Company had $0 balance due on this LOC.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2022 through April 10, 2023. Management has reviewed subsequent events through April 10, 2023, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	51	Chairman, Director and Chief Executive and Financial Officer	December 2019 to present
Mr. Patience Ogbozor	37	Director	December 2019 to present
Bishop Christopher E Milton	57	Director	November 2020 to present
Dr. Solomon K.S. Mbagwu	72	Director	November 2020 to present

*Age as at December 31, 2022.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2022 is as follows:

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

Audit Committee. During the year ended December 31, 2022, we establish an audit committee of the board of directors. The audit committee are primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls. Bishop Milton is the Chair of our Audit Committee.

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

as of December 31, 2022, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2022 and 2021, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		-	-	-	-	-	-	-	-
1. Frank Igwealor CEO, CFO and Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
	2020		10,000						10,000
		-	-	-	-	-	-	-	-
2. Patience Ogbozor, Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Notes:

(a)

(b)

(c)

(d)	In the year ended December 31, 2020, Mr. Igwealor was awarded 10 million shares as hire-on bonus for accepting the CEO position

(e)

(f)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2022. The Company has never granted any stock options.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2022, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown. as of December 31, 2022, we had 43,792,804 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
	Preferred Stock	Common Stock
Frank I Igwealor [1]		10,000,000	22.83%
Goldstein Franklin, Inc. (Frank Igwealor)[2]	1		100.00%
Poverty Solutions Inc. (Ambrose O Egbuonu) [3]		5,000,000	11.42%
Patience C Ogbozor1
Bishop Christopher E Milton[1]
Dr. Solomon K.S. Mbagwu[1]
All other shareholders		15,000,000	34.25%

1)	Officer or/and Director
2)	Frank Igwealor is the natural person with voting and dispositive power over the shares held by Goldstein Franklin, Inc.
3)	Ambrose O Egbuonu is the natural person with voting and dispositive power over the shares held by Poverty Solutions, Inc.

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

During the year ended December 31, 2022, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of December 31, 2022, the Company had drawn $0.00 from the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $ 237,903 from the line of credit as of December 31, 2022.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. as of December 31, 2022 and December 31, 2021, the Company has $237,903 and $729,389 respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	December 31,	December 31,
	2022	2021
Due from Affiliates

Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development		315,388
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	237,903	414,000
Total	$237,903	$729,388

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of December 31, 2022. The Company had not drawn from this line since December 31, 2021.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. With $0.00 balance as of December 31, 2022, the Company had not drawn from this line recently.

Director Independence

Our board of directors has determined that two members of our board of directors qualify as an “independent” director under Nasdaq’s definition of independence. Bishop Milton and Dr. Mbagwu are independent directors who also serve on our audit committee. Bishop Milton is the Chair of our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2022: $13,500

For fiscal year end December 31, 2021: $13,500

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

GIVEMEPOWER CORPORATION

Date: April 17, 2023	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 17, 2023	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2023	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 17, 2023	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

