Form 10-Q
period 2023-03-31
GIVEMEPOWER CORP
filed 2023-05-18
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there were 43,792,804 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,387	$44,592
Total Current Assets	2,387	44,592

Investments -real estate	$-	$-
Notes - Entrepreneurship Development	-	-
Total assets	2,387	44,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	-	-
Accrued expenses	4,283	3,476
Total Current Liabilities	4,283	3,476

Long-Term Liabilities:
Notes payable - related party	199,258	237,903
Line of credit - related party	-	-
Total Long-Term Liabilities	199,258	237,903
Total Liabilities	$203,541	$241,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at March 31, 2023 and December 31, 2022.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 issued and outstanding as at March 31, 2023 and December 31, 2022.	43,793	43,793
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,556,774)	(6,552,407)
Total Stockholders’ Equity	(201,154)	(196,787)
Total Liabilities and Stockholders’ Equity	$2,387	$44,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarter Ended

	March 31,
	2023	2022
Revenue:
Sales of investment under property	-	-
Total Revenue	-	-

Cost of goods sold:
Cost of sales - property	-	-
Total cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	4,367	8,974
Professional fees	-	14,985
Advertising and promotions	-	-
Interest expense	-	-
Total operating expenses	4,367	23,959
Income (loss) from operations	(4,367)	(23,959)

Other Income
Dividends	-	-
Unrealized gain (loss)	-	-
Net Income	(4,367)	(23,959)

Earnings (loss) per Share:Basic and Diluted	$(0.0001)	$(0.0006)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	42,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)	.	$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuances of preferred stock		-			-	379		379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	(6,099,876)	-	379
Issuances of stock	1,000,000	1,003	15,000,000	15,000	14,000			30,003
Acquisition of business	-	-	-	-	224,294	(168,614)		55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net income						(76,777)	-	(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net income						(111,426)		(111,426)
Balances - December 31, 2022	1	3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net income						(4,367)		(4,367)
Balances - March 31, 2023	1	3	43,792,804	$43,793	$6,311,824	$(6,556,774)	$-	$(201,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

	MARCH 31
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,367)	$(23,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in Accounts payable and Accrued liabilities	807	-
Net Cash Flows Used in Operating Activities	(3,560)	(23,959)

Cash flows from investing activities:
Entrepreneurship Development	-	(78,079)
Payment for real estate investment	-	-

Net Cash Flows from Investing Activities	-	(78,079)

Cash flows from financing activities:
Proceeds from issuance of stocks	-
Line of credit - short term - related party	(38,645)	(17,685)
Long term liabilities - related party		-
New Cash Flows from Financing Activities	(38,645)	(17,685)

Net Change in Cash:	(42,205)	$(119,723)
Beginning cash:	44,592	130,685
Ending Cash:	$2,387	$10,962

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On September 16, 2020, GiveMePower sold and issued 1,000,000 shares of its preferred stock (with 87% voting power), to Kid Castle Educational Corporation (“KDCE”), company related to, and controlled by GMPW President and CEO, in exchange for $3 in cash plus 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation (which holds 45% of the total voting powers of KDCE) in an unregistered securities sale. This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains. The 1,000,000 shares of GMPW preferred stock acquired by KDCE gave to KDCE, approximately 87% voting control of Givemepower Corporation.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at March 31, 2023, the Company had sufficient capital to sustain its operation for the next 24 months.

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

The Company has net accumulated deficit for the years ended March 31, 2023 and December 31, 2022 of $6,556,774 and $6,552,407 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the period ended March 31, 2023. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $2,387 and $44,592 in cash and cash equivalents as at March 31, 2023 and December 31, 2022 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the period ended March 31, 2023

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. During the period ended March 31, 2023, the Company did not issue any share of its common stock.

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

The company has no treasury stock and no receivables from sales of stock during the period ended March 31, 2023.

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

The Company recognized $0 in revenue during the period ended March 31, 2023, as compared to revenue of $0 for the period ended March 31, 2022.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0 and $0 in real estate sales for the year ended March 31, 2023 and 2022 respectively.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the period ended March 31, 2023, compared to $0 in unrealized gain during the period that ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company may involve in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analysing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of March 31, 2023 and March 31, 2022, the Company has $0 in disputed liabilities on its balance sheet.

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

As of May 9, 2023, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2022 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of March 31, 2023 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during period ended March 31, 2023

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the year ended March 31, 2023 and March 31, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	period ended March 31, 2023	Fiscal Year Ended March 31, 2022
Net income	$(4,367)	$(23,959)
Dividends
Adjusted Net income attribution to stockholders	$(4,367)	(23,959)

Weighted-average shares of common stock outstanding
Basic and Diluted	43,792,804	42,724,687
Net income per share
Basic and Diluted	$(0.0001)	$(0.0006)

Accumulated Deficit

As of March 31, 2023 and December 31, 2022, the Company has accumulated deficit of $6,556,774 and $6,552,407, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of March 31, 2023 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of March 31, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

Current Holdings of Real Estate Investments:

As of March 31, 2023, the Company has no available-for-sale real estate properties. Since the third quarter of 2022, we suspended purchases of real estate properties until the such a time when the Federal Reserve Board has concluded its ongoing rate-hike.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at March 31, 2023, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at March 31, 2023 and December 31, 2022, the Company’s controlling firm and significant stockholder advanced $199,258 and $237,903 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31, 2023	December 31, 2022

Due from Affiliates
Due to Affiliates
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	199,258	237,903

Total	$199,258	$237,903

NOTE 4 - INCOME TAXES

As of March 31, 2023 and December 31, 2022, the Company had a net operating loss carry forward of $6,556,774 and $6,552,407 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Mar-23	31-Dec-22

Federal statutory rates	21%	$(1,376,923)	$(1,376,005)
State income taxes	5%	(327,839)	(317,573)
Permanent differences	-0.5%	32,784	31,757
Valuation allowance against net deferred tax assets	-25.5%	1,671,977	1,670,864
Effective rate	0%	$-	$-

At March 31, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	31-Dec-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	6,556,744	6,552,407
Total deferred income tax asset	1,704,761	1,702,621
Less: valuation allowance	(1,704,761)	(1,702,621)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the March 31, 2023 and December 31, 2022 net operating loss carry forwards of $6,556,774 and $6,552,407 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of March 31, 2023 and December 31, 2022, there were 43,792,804 and 43,792,804 shares of common stock respectively, issued and outstanding held by more than 407 stockholders of record. The company had no transactions in its common stock during the period ended March 31, 2023. As of March 31, 2023, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at March 31, 2023 there are zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at March 31, 2023, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $199,258 from the line of credit as of March 31, 2023.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of March 31, 2023 and December 31, 2022, the Company has $0 in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	March 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.
Other Line of credit with no maturity date with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$199,258	237,903
Total Line of credit - related party	$199,258	237,903

Total Long-term Line of credit - related party	$199,258	$237,903

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after March 31, 2023 through May 16, 2023. Management has reviewed subsequent events through May 16, 2023, the date at which Financial Statements were issued, and determined there were no other items to disclose except as shown below.

On May 12, 2023, the OTC Markets Group, Inc. (“OTC Markets”) has removed the Caveat Emptor (CE) designation from the OTC Markets website that had been previously associated with the company’s ticker symbol. The CE designation was applied to the ticker symbol under previous management, and the current management of company has been working diligently to have the CE designation removed, since acquiring control of the ticker in December, 2019. The removal indicates that the Company demonstrated to OTC Markets that there is no public interest concern. As a result, there is now an active market without restrictions on the purchase or sale of the Company’s securities. The removal of the Caveat Emptor allows the Company to focus intently on executing the business plan outlined in the Company’s SEC-effective S-1.

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

(1) BlackBank - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain. Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal. Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct MLAI enabled and blockchain-powered digitized banking that is accessible to all black person and businesses across the United States. We intend to start our banking acquisition by finding targets that operates one-four branches. We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-powered platform to digitize its entire banking operation to cover and serve all black persons in the United States. We believe that block chain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

(2) AI and Machine-Learning Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital (proposed $10 million offering), the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI) (altogether referred to as “MLAI”), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of MLAI-enabled investors, lenders and bank partners. Consumers on the MLAI platform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

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

GMPW intend to leverage the power of AI to more accurately quantify the true risk of a loan. The MLAI models would be built to continuously self-upgrade, train and refine many critical components of lending risk analytics and decision-making on a real-time basis. We intend to build discrete MLAI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. These models would be designed to incorporate multiple lending underwriting variables and utilize training dataset that accounts for varieties of repayment events. It is also anticipated that the network effects generated by constantly improving MLAI models would provide a significant competitive advantage—and more training data would lead to higher approval rates and lower interest rates at the same loss rate

(3) Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”)

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-Powered Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the MLAI lending platform. Blockchain-powered Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank. We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow non-interest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and MLAI enabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in non-interest income that we believe will become a valuable source of additional future revenue as we develop and deploy blockchain-powered, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-powered payment and transaction processing system and digital currency platform. We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency. We believe we could effectively leverage the traditional commercial bank platform, the MLAI enabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of March 31, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three Months ended March 31, 2023, as Compared to Three Months Ended March 31, 2022

Following the sale of Alpharidge to Kid Castle Educational Corporation on December 30, 2021, the Company stopped consolidating the statement of operations and balance sheet of Alpharidge into its consolidated financial statements effective December 30, 2021.

Revenues — The Company recorded $0.00 in revenue for the three months ended March 31, 2023 as compared to $0.00 for the same period of March 31, 2022. Since the third quarter of 2022, the Company suspended purchases of real estate properties until the such a time when the Federal Reserve Board concludes its ongoing rate-hike. This decision is necessary as a risk-management measure to avoid being trapped in the cycle of possible future foreclosure spike.

Operating Expenses — Total operating expenses for the three months ended March 31, 2023 was $4,367 as compared to $23,959 in the same period of 2022 due to decreased operating activities during the period ended March 31, 2023 due to our suspension of real estate purchases as a result of the ongoing interest rate-hike.

Net Loss — Net loss for three months ended March 31, 2023 was $4,367 as compared to $23,959 in the same period of 2022.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, the Company had a negative working capital of $1,896, consisting of $2,387 in cash, minus $4,283 current liabilities. This is comparable to the three months ended March 31, 2023 which showed working capital of $41,116, consisting of $44,592 in cash, minus $3,476 current liabilities.

For the three months period ended March 31, 2023, the Company used $3,560, on operating activities, generated $0 from investing activities, and used cash of $38,645 on financing activities, resulting in an decrease in total cash of $42,205 and a cash balance of $2,387 for the period. For the three months period ended March 31, 2022, the Company used $23,959 on operating activities, used cash in the amount of $78,079 on investing activities, and used cash of $17,685 on financing activities, resulting in a decrease in total cash of $119,723 and a cash balance of $10,962 for the period.

As of March 31, 2023, total Notes Payable to related and unrelated parties decreased by $38,645 for the three months ended March 31, 2023 compared to December 31, 2022.

Total stockholders’ equity decreased to $4,367 as at March 31, 2023 compared to December 31, 2022.

As of March 31, 2023, the Company had a cash balance of $2,387 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 9, 2023, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

None

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: May 17, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

