Form 10-Q/A
period 2023-06-30
GIVEMEPOWER CORP
filed 2023-09-14
CIK 1064722

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2023, is solely to include the three months part of the Statement of Operations which was supposed to have been included alongside the six months part.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 21, 2023 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 21, 2023) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Sales of investment under property	$-	$-	$-	$-
Total	-	-	-	-

Cost of goods sold:
Cost of sales - property	-	-	-	-
Total cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	1,535	5,010	2,923	13,983
Professional fees	2,748	7,202	2,748	22,187
Rent	2,224	-	3,983	-
Office Supplies	229	-	1,449	-
Total operating expenses	6,736	12,211	11,103	36,171
Income (loss) from operations	(6,736)	(12,211)	(11,103)	(36,171)

Other Income
Dividends	-	-	-	-
Unrealized gain (loss)	-	-	-	-
Net Income	(6,736)	(12,211)	(11,103)	(36,171)

Earnings (loss) per Share: Basic and Diluted	$(0.0002)	$(0.0003)	$(0.0003)	$(0.0008)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	42,724,687	43,792,804	42,724,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional			Total ’
	Preferred Stock		Common Stock		Paid In	Accumulated	Minority	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuance of preferred stock		-			-	379		379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	(6,099,876)	-	379
Issuances of stock	1,000,000	1,003	15,000,000	15,000	14,000			30,003
Acquisition of business	-	-	-	-	224,294	(168,614)		55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net income						(76,777)	-	(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net income						(111,427)		(111,427)
Balances - December 31, 2022	1	3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net income						(11,103)		(11,103)
Balances -June 30, 2023	1	3	43,792,804	$43,793	$6,311,824	$(6,563,511)	$-	$(207,891)

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Jun-23	31-Dec-22

Federal statutory rates	21%	$(1,378,337)	$(1,376,005)
State income taxes	5%	(328,176)	(317,573)
Permanent differences	-0.5%	32,818	31,757
Valuation allowance against net deferred tax assets	-25.5%	1,673,695	1,670,864
Effective rate	0%	$-	$-

At June 30, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	30-Jun-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	6,563,511	6,552,407
Total deferred income tax asset	1,706,513	1,702,621
Less: valuation allowance	(1,706,513)	(1,702,621)
Total deferred income tax asset	$-	$-

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2023 through August 15, 2023. Management has reviewed subsequent events through August 15, 2023, the date at which Financial Statements were issued, and determined there were no other items to disclose except as shown below.

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

Operating Expenses — Total operating expenses for the three months ended June 30, 2023 was $ 6,736 as compared to $12,211 in the same period of 2022 due to decreased operating activities during the period ended June 30, 2023 due to our suspension of real estate purchases as a result of the ongoing interest rate-hike.

Net Loss — Net loss for three months ended June 30, 2023 was $6,736 as compared to $12,211 in the same period of 2022.

Financial Condition, Liquidity and Capital Resources

As of June30, 2023, the Company had a negative working capital of $7,598, consisting of $1,306 in cash, minus $ 8,904 current liabilities. This is comparable to the six months ended June 30, 2022 which showed working capital of $41,116, consisting of $44,592 in cash, minus $3,476 current liabilities.

For the six months period ended June 30, 2023, the Company used $5,675 on operating activities, used $0 on investing activities, and used cash of $37,610 on financing activities, resulting in an decrease in total cash of $43,285 and a cash balance of $1,306 for the period. For the six months period ended June 30, 2022, the Company used $39,987 on operating activities, generated cash in the amount of $31,890 from investing activities, and used cash of $22,424 on financing activities, resulting in a decrease in total cash of $30,521 and a cash balance of $100,164 for that period.

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

GIVEMEPOWER CORPORATION

Date: September 14, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer and Principal
Accounting Officer)

