Form 10-Q
period 2023-09-30
GIVEMEPOWER CORP
filed 2023-11-13
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 000-31006

GIVEMEPOWER CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	80-0984646
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

370 Amapola Ave., Suite 200A, Torrance California	90501
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2023, there were 43,792,804 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$957	$44,592
Total Current Assets	957	44,592

Investments - real estate	$-	$-
Notes - Entrepreneurship Development	-	-
Total assets	957	44,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	-	-
Accrued expenses	8,904	3,476
Total Current Liabilities	8,904	3,476

Long-Term Liabilities:
Notes payable - related party	208,346	237,903
Line of credit - related party	-	-
Total Long-Term Liabilities	208,346	237,903
Total Liabilities	$217,250	$241,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at September 30, 2023 and December 31, 2022.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 issued and outstanding as at September 30, 2023 and December 31, 2022.	43,793	43,793
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,571,913)	(6,552,407)
Total Stockholders’ Equity	(216,293)	(196,787)
Total Liabilities and Stockholders’ Equity	$957	$44,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Sales of investment under property	$-	$-	$-	$-
Total	-	-	-	-

Cost of goods sold:
Cost of sales - property	-	-	-	-
Total cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	2,405	4,489	10,761	18,473
Professional fees	5,998	16,099	8,746	38,286
Advertising and promotions	-	-	-	-
Interest expense	-	-	-	-
Total operating expenses	8,403	20,588	19,506	56,759
Income (loss) from operations	(8,403)	(20,588)	(19,506)	(56,759)

Net Income	(8,403)	(20,588)	(19,506)	(56,759)

Earnings (loss) per Share: Basic and Diluted	$(0.0002)	$(0.0005)	$(0.0004)	$(0.0013)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	43,792,804	43,792,804	43,792,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional			Total ’
	Preferred Stock		Common Stock		Paid In	Accumulated	Minority	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	10	(1,596,651)	(1,595)	(10)	1,400,948		1,399,352
Issuance of preferred stock		-			-	379		379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	(6,099,876)	-	379
Issuances of stock	1,000,000	1,003	15,000,000	15,000	14,000			30,003
Acquisition of business	-	-	-	-	224,294	(168,614)		55,680
Net loss						(82,980)		(82,980)
Minority interest							59	59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net income						(76,777)	-	(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net income						(111,427)		(111,427)
Balances - December 31, 2022	1	$3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net income						(19,506)		(19,506)
Balances -September 30, 2023	1	$3	43,792,804	$43,793	$6,311,824	$(6,571,913)	$-	$(216,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(19,506)	$(56,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	-	-
Depreciation	-	-
Other Accrued Liabilities	5,428	(3,816)
Net Cash Flows Used in Operating Activities	(14,078)	(60,575)

Cash flows from investing activities:
Entrepreneurship Development	-	31,890
Payment for real estate investment	-	(15,000)
Crypto Currency Mining Rigs
Net Cash Flows from Investing Activities	-	16,890

Cash flows from financing activities:
Proceeds from issuance of stocks	-	1,068
Line of credit - related party	-	(17,200)
Long term liabilities - related party	(29,556)	(16,666)
New Cash Flows from Financing Activities	(29,556)	(32,798)

Net Change in Cash:	(43,634)	$(76,483)
Beginning cash:	44,592	130,685
Ending Cash:	$957	$54,202

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001. The Company operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. The Company intends to commence the Banking and financial services division of our business as soon as we have raised enough capital to acquire an operating bank. GiveMePower intends to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfilment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhanced, ML and AI enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on blockchain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

Current Business and Organization – Subsidiaries

The Company, through its three wholly owned subsidiaries, Malcom Wingate Cush Franklin LLC (“MWCF”), Community Economic Development Capital, and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Opportunity Zone Capital, LLC (“OZC”) Capital Markets and Real Estate operations – Capital Markets and Real Estate operations consist primarily of principal transactions in public and private securities of opportunity-zone domiciled/linked businesses and rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through principal transactions and real estate investment, management and development of subsidiary that focuses primarily on opportunity-zone business opportunities, construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at September 30, 2023, the Company had insufficient capital to sustain its operation for the next 24 months.

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

The Company has net accumulated deficit for the years ended September 30, 2023 and December 31, 2022 of $6,571,913 and $6,552,407 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the period ended September 30, 2023. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $957 and $44,592 in cash and cash equivalents as at September 30, 2023 and December 31, 2022 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the period ended September 30, 2023

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. During the period ended September 30, 2023, the Company did not issue any share of its common stock.

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

The company has no treasury stock and no receivables from sales of stock during the period ended September 30, 2023.

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

The Company recognized $0 in revenue during the period ended September 30, 2023, as compared to revenue of $0 for the period ended September 30, 2022.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0 and $0 in real estate sales for the year ended September 30, 2023 and 2022 respectively.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the period ended September 30, 2023, compared to $0 in unrealized gain during the period that ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company may involve in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analysing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of September 30, 2023 and September 30, 2022, the Company has $0 in disputed liabilities on its balance sheet.

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

As of October 15, 2023, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2022 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of September 30, 2023 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during period ended September 30, 2023

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the year ended September 30, 2023 and September 30, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended September 30, 2023	Fiscal Year Ended September 30, 2022
Net income	$(19,506)	$(56,759)
Dividends
Adjusted Net income attribution to stockholders	$(19,506)	(56,759)

Weighted-average shares of common stock outstanding
Basic and Diluted	43,792,804	43,792,804
Net income per share
Basic and Diluted	$(0.0004)	$(0.0013)

Accumulated Deficit

As of September 30, 2023 and December 31, 2022, the Company has accumulated deficit of $6,571,913 and $6,552,407, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account As of September 30, 2023 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of September 30, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

Current Holdings of Real Estate Investments:

As of September 30, 2023, the Company has no available-for-sale real estate properties. Since the third quarter of 2022, we suspended purchases of real estate properties until the such a time when the Federal Reserve Board has concluded its ongoing rate-hike.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at September 30, 2023, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2023 and December 31, 2022, the Company’s controlling firm and significant stockholder advanced $208,346 and $237,903 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30,	December 31,
	2023	2022
Due from Affiliates
Due to Affiliates
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	208,346	237,903

Total	$208,346	$237,903

NOTE 4 - INCOME TAXES

As of September 30, 2023 and December 31, 2022, the Company had a net operating loss carry forward of $6,571,913 and $6,552,407 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Sep-23	31-Dec-22

Federal statutory rates	21%	$(1,380,102)	$(1,376,005)
State income taxes	5%	(328,596)	(317,573)
Permanent differences	-0.5%	32,860	31,757
Valuation allowance against net deferred tax assets	-25.5%	1,675,838	1,670,864
Effective rate	0%	$-	$-

At September 30, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	30-Sep-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	6,571,913	6,552,407
Total deferred income tax asset	1,708,697	1,702,621
Less: valuation allowance	(1,708,697)	(1,702,621)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the September 30, 2023 and December 31, 2022 net operating loss carry forwards of $6,571,913 and $6,552,407 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of September 30, 2023 and December 31, 2022, there were 43,792,804 and 43,792,804 shares of common stock respectively, issued and outstanding held by more than 407 stockholders of record. The company had no transactions in its common stock during the period ended September 30, 2023. As of September 30, 2023, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at September 30, 2023 there are zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at September 30, 2023, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $ 208,346 from the line of credit as of September 30, 2023.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of September 30, 2023 and December 31, 2022, the Company has $0 in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	September 30, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.
Other Line of credit with no maturity date with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$208,346	237,903
Total Line of credit - related party	$208,346	237,903

Total Long-term Line of credit - related party	$208,346	$237,903

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after September 30, 2023 through October 28, 2023. Management has reviewed subsequent events through October 28, 2023, the date at which Financial Statements were issued, and determined there were no other items to disclose except as shown below.

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

General

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our current fundraising effort represents the commencement of the Banking and financial services division of our business. Our current fundraising effort will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhanced, ML and AI enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on block-chain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

Current Business and Organization - Subsidiaries

The Company, through its three wholly owned subsidiaries, Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●	Opportunity Zone Capital, LLC (“OZC”) Capital Markets and Real Estate operations – Capital Markets and Real Estate operations consist primarily of principal transactions in public and private securities of opportunity-zone domiciled/linked businesses and rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through principal transactions and real estate investment, management and development of subsidiary that focuses primarily on opportunity-zone business opportunities, construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development

●	MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighborhood across America.

●	Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of September 30, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Nine months ended September 30, 2023, as Compared to nine months ended September 30, 2022

Following the sale of Alpharidge to Kid Castle Educational Corporation on December 30, 2021, the Company stopped consolidating the statement of operations and balance sheet of Alpharidge into its consolidated financial statements effective December 30, 2021.

Revenues — The Company recorded $0.00 in revenue for the nine months ended September 30, 2023 as compared to $0.00 for the same period of September 30, 2023. Since the third quarter of 2022, the Company suspended purchases of real estate properties until the such a time when the Federal Reserve Board concludes its ongoing rate-hike. This decision is necessary as a risk-management measure to avoid being trapped in the cycle of possible future foreclosure spike.

Operating Expenses — Total operating expenses for the nine months ended September 30, 2023 was $19,506 as compared to $56,759 in the same period of 2022 due to decreased operating activities during the period ended September 30, 2023 due to our suspension of real estate purchases as a result of the ongoing interest rate-hike.

Net Loss — Net loss for nine months ended September 30, 2023 was $19,506 as compared to $56,759 in the same period of 2022.

Three months ended September 30, 2023, as Compared to three months ended September 30, 2022

Following the sale of Alpharidge to Kid Castle Educational Corporation on December 30, 2021, the Company stopped consolidating the statement of operations and balance sheet of Alpharidge into its consolidated financial statements effective December 30, 2021.

Revenues — The Company recorded $0.00 in revenue for the three months ended September 30, 2023 as compared to $0.00 for the same period of September 30, 2023. Since the third quarter of 2022, the Company suspended purchases of real estate properties until the such a time when the Federal Reserve Board concludes its ongoing rate-hike. This decision is necessary as a risk-management measure to avoid being trapped in the cycle of possible future foreclosure spike.

Operating Expenses — Total operating expenses for the three months ended September 30, 2023 was $8,403 as compared to $20,588 in the same period of 2022 due to decreased operating activities during the period ended September 30, 2023 due to our suspension of real estate purchases as a result of the ongoing interest rate-hike.

Net Loss — Net loss for three months ended September 30, 2023 was $8,403 as compared to $20,588 in the same period of 2022.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, the Company had a negative working capital of $7,947, consisting of $957 in cash, minus $8,904 current liabilities. This is compared to the nine months ended September 30, 2022 which showed working capital of $41,116, consisting of $44,592 in cash, minus $3,476 current liabilities.

For the six months period ended September 30, 2023, the Company used $14,078 on operating activities, used $0 on investing activities, and used cash of $29,556 on financing activities, resulting in an decrease in total cash of $43,634 and a cash balance of $957 for the period. For the six months period ended September 30, 2022, the Company used $60,575 on operating activities, generated cash in the amount of $16,890 from investing activities, and used cash of $32,798 on financing activities, resulting in a decrease in total cash of $76,483 and a cash balance of $54,202 for that period.

As of September 30, 2023, all of the company’s Notes Payable were to related parties. As at September 30, 2023, Note Payable to related parties was $208,346, compared to $237,903 as at December 31, 2022.

Total stockholders’ equity decreased to $19,506 as at September 30, 2023 compared to December 31, 2022.

As of September 30, 2023, the Company had a cash balance of $957 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 28, 2023 , the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: November 13, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer and Principal
Accounting Officer)

