Form 10-K
period 2023-12-31
GIVEMEPOWER CORP
filed 2024-04-17
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

as of December 31, 2023, the Company had 21,820,016 common shares held by non-affiliates. The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $436,400 using the average bid and ask price on that day of $0.02.

Number of shares outstanding of the registrant’s common stock as of December 31, 2023: 43,792,804 shares.

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

Since January 2022, the Company decided to halt its real estate purchases because of a forecast of series of interest rate hikes coming from the Federal Reserve. The Company believed that these rate hikes would have a negative impart on the future prices of real estate, which could fluctuate to a level that could have negative impact on the Company’s financial position.

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

On September 16, 2020, GiveMePower sold and issued 1,000,000 shares of its preferred stock (with 87% voting power), to to Kid Castle Educational Corporation (“KDCE”), company related to, and controlled by GMPW President and CEO, in exchange for $3 in cash plus 100% interest in, and control of Community Economic Development Capital, LLC (“CEDC”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation (which holds 45% of the total voting powers of KDCE) in an unregistered securities sale. This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains. The 1,000,000 shares of GMPW preferred stock acquired by KDCE gave to KDCE, approximately 87% voting control of Givemepower Corporation.

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

The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CEDC”), and the balance sheet represent the financial position as at 12/31/2022 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

The Company’s main telephone number is (310) 895-1839.

Current Business and Organization - Subsidiary

The Company, through its wholly owned subsidiary Community Economic Development Capital, LLC. (“CEDC”), seeks to empower black persons in the United States through financial tools and resources. The Company previously envisaged operating three subsidiaries, but during the fiscal year 2023, decided to jettison two of those subsidiaries namely Malcom Wingate Cush Franklin LLC (“MWCF”) and Opportunity Zone Capital LLC (“OZC”). The Company dropped those two because it had not been able to operate any of them in the past two years while incurring substantial carrying cost for the two. The company’s operations were solely handled by CEDC.

Current Business and Organization - CEDC

Community Economic Development Capital, LLC. (“CEDC”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services. CEDC principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. This strategy includes the following components:

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

(2)	Cloud-Based Machine-Learning and Artificial Intelligence (AI) Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital, the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of ML-AI-enabled investors, lenders and bank partners. Consumers on the MAIL platform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

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

Acquisition/Business acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target Bank, Fintec or Digital Currency businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire Bank, Fintec or Digital Currency companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial Bank, Fintec or Digital Currency acquisition with a target Bank, Fintec or Digital Currency business that does not meet these criteria and guidelines. We intend to acquire Bank, Fintec or Digital Currency companies that source, design, develop, manufacture and distribute high-performance, affordable and fully Bank, Fintec or Digital Currency:

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

M&A Expertise and Add-On Acquisitions. We believe that we have the knowledge and capacity for identifying, acquiring and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of a Bank, Fintec or Digital Currency business we acquire, as well as its competitive positioning. We would seek to enter into accretive Business acquisitions where our management team or an acquired company’s management team can seamlessly transition to working together as one organization and team.

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

Competition

Banking, Fintec, Digital Currency and real estate are highly competitive business sectors. Our business is therefore highly competitive. We are in direct competition with more established firms, private investors and management companies. Many management companies offer similar services for business rollups and consolidations. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations of Banking, Fintec, Digital Currency and real estate businesses. These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition and promotion. For example, we tried but failed twice to acquire businesses in cryptocurrency mining and services. We failed to acquire YCO Bitcoin a Los Angeles based bitcoin ATM operations, Bitcentro and BussMeHome, a Canadian based cryptocurrency mining operation, because we could not raise the needed capital fast enough, and our competition were faster at providing the capital required to complete acquisition.

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

Government Regulation

Until we acquire a federally licensed bank operation, our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses and real estate transaction rules applicable in the States that we acquire real estate properties. Additionally, we may be subject to the rules governing acquisition and disposition of businesses, banks, real estates and personal properties in each of the state where we have our operations. We may also be subject to various state laws designed to protect buyers and sellers of businesses. We cannot predict the impact of future regulations on either us or our business model.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property. We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Plan of Operations

While our major focus is to find, acquire and manage a Bank, Fintec or Digital Currency, our real estate portfolio is still alive and must figure in our plan of operation. as of December 31, 2023, we have one available-for-sale real estate property with a carrying amount of $485,000. In the next twelve months, we plan on selling available-for-sale real estate property and adding the proceeds obtained from the sales to other capital for acquisition of real estate, or to finance our Bank, Fintec or Digital Currency business plan.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of December 31, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have, or are expected to, select alternative reference rates denominated in other currencies. However, at this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the cost of transitioning to or the effect of any such alternatives on the value of LIBOR-based securities or the outstanding loans with interest rates based on LIBOR that the Bank had made to borrowers, including certain of the Company’s derivatives, other securities or financial arrangements given LIBOR’s role in determining market interest rates globally. If a published LIBOR rate is unavailable after 2021, the interest rates on our subordinated debentures, which are currently based on the LIBOR rate, and the value of such securities may be adversely affected. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR could also cause confusion that could disrupt the capital and credit markets more broadly. Currently, the manner and impact of this transition and related developments, as well as the effect of an alternative reference rate on our future and legacy funding costs, loan and investment securities portfolios, asset-liability management and business, is uncertain.

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

As at December 31, 2023, we owned zero real estate investment property. We have no tenant nor rental revenues for the year ended December 31, 2023. A significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants would subject us to a significant risk of loss.

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

as of December 31, 2023, our executive officers and directors beneficially own approximately 57.32% of our voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the details of Our current fundraising effort.

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

As of December 31, 2023, we are not involved in any pending or threatened legal proceedings.

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

Common Stock

We are authorized to issue 50,000,000 shares of Common Stock $0.001 par value per share. as of December 31, 2023, there were 1 share of preferred shares and 43,792,804 shares of Common Stock outstanding held by 158 stockholders of record. Our Common Stock is subject to quotation on the OTC Pink Market under the trading symbol: “GMPW.” Our plan is to apply for listing of our Common Stock on the NASDAQ Capital Market after the Closing of the Offering of our Class B Common Stock. See the discussion under “Description Of The Class B Common Stock” below.

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

	Fiscal 2023		Fiscal 2022
	High	Low	High	low
First Quarter	$0.1490	$0.0230	$1.0900	$0.4400
Second Quarter	$0.1600	$0.0282	$0.9000	$0.2200
Third Quarter	$0.0523	$0.0171	$0.3000	$0.0702
Fourth Quarter	$0.0495	$0.0140	$0.3500	$0.0226

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

43,792,804 shares of our common stock have been issued and outstanding as at December 31, 2023 and 2022. Of the amount of the outstanding shares, 21,972,788 are unrestricted and free-trading. The remaining 21,820,016 of the issued shares are restricted and could only be sold subject to the restriction.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock and we have 1 preferred stock issued as of December 31, 2023

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

Since January 2022, the Company decided to halt its real estate purchases because of a forecast of series of interest rate hikes coming from the Federal Reserve. The Company believed that these rate hikes would have a negative impart on the future prices of real estate, which could fluctuate to a level that could have negative impact on the Company’s financial position.

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

On September 16, 2020, as part of its sales of unregistered securities to Kid Castle Educational Corporation, company related to, and controlled by GMPW President and CEO, the Company, for $3 in cash and 1,000,000 shares of its preferred stock, acquired 100% interest in, and control of Community Economic Development Capital, LLC (“CEDC”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation. This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains. The 1,000,000 shares of our preferred stock sold to Kid Castle Educational Corporation gave to Kid Castle, approximately 87% voting control of Givemepower Corporation.

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

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Community Economic Development Capital, LLC. (“CEDC”), and the balance sheet represent the financial position as at 12/31/2022 of the Company and subsidiaries including CEDC. Others include subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Current Business and Organization - Subsidiary

The Company, through its wholly owned subsidiary Community Economic Development Capital, LLC. (“CEDC”), seeks to empower black persons in the United States through financial tools and resources. The Company previously envisaged operating three subsidiaries, but during the fiscal year 2023, decided to jettison two of those subsidiaries namely Malcom Wingate Cush Franklin LLC (“MWCF”) and Opportunity Zone Capital LLC (“OZC”). The Company dropped those two because it had not been able to operate any of them in the past two years while incurring substantial carrying cost for the two. The company’s operations were solely handled by CEDC.

Current Business and Organization - CEDC

Community Economic Development Capital, LLC. (“CEDC”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services. CEDC principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. This strategy includes the following components:

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

Results of Operations

For the year ended December 31, 2023 compared with the year ended December 31, 2022

Revenue

We did not generate any revenue during the fiscal year ended December 31, 2023. Unlike the previous fiscal periods when we generated revenue from sales of real estate investment property, entrepreneurship development initiative, and principal transactions in proprietary trading operation. For the year ended December 31, 2023, we did not record any revenue from any of the above sources. Compared to a revenue of $490,000 from real estate sales for the fiscal year ended December 31, 2022. Since January 2022, the Company decided to halt its real estate purchases because of a forecast of series of interest rate hikes coming from the Federal Reserve. The Company believed that these rate hikes would have a negative impart on the future prices of real estate, which could fluctuate to a level that could have negative impact on the Company’s financial position.

Cost of Revenues

Our cost of revenue is totally related to the cost of acquiring the real estate investment property and the trading securities sold. Cost related to our real estate investment property and the trading securities sold for the year December 31, 2023 and 2022 were $0 and $545,309 respectively. We decided to sell the property below its cumulative cost because the residential real estate industry turned negative following several months of continuous interest rates hike by the US Federal Reserve.

Operating Expenses

Operating expense was $40,593 and $56,117 for the years ended December 31, 2023 and 2022 respectively. Operating expense consists of costs related to the establishment of corporate governance; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that our operating expenses will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Net Income (Loss)

Net Loss for the year ended December 31, 2023 was $40,593 compared to Net Loss of $111,426 for the year ended December 31, 2022.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and director, Frank I Igwealor:

Frank I Igwealor

Goldstein Franklin, Inc.

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	31-Dec-23	31-Dec-22
American Community Capital (controlled by Frank I Igwealor)	$7,697	$
Alpharidge Capital (controlled by Frank I Igwealor)	$214,652		237,903

Liquidity and Capital Resources

As of December 31, 2023, we had $516 cash on hand, compared to $44,592 cash on hand as of December 31, 2022. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

We have limited operating expenses because we live within our means. We have limited lending relationships with commercial banks; however, we are not dependent upon the completion of one or more financing or equity raises to fund our continuing operations. We did not conduct any financing or equity raises to fund our continuing operations during the twelve months ended December 31, 2023. While we are systematically pursuing financing to make acquisitions, there can be no assurance that we will be successful in our capital raising efforts. If financial condition will force us to equity raises, any equity financing may result in substantial dilution to our stockholders.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2023, the company controlled by our president and CEO has loaned capital at several interval with outstanding balance of $222,349 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

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

Commercial Real Property

As at December 31, 2023, the Company has no commercial real estate.

Line of Credit

As at December 31, 2023, we have on our book $222,349 classified as long-term debt. This debt is from an interest-free line of credit from a related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Givemepower Corporation including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

GIVEMEPOWER CORPORATION

AND SUBSIDIARY

Consolidated Financial Statements

as of December 31, 2023 and 2022

105

106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Givemepower Corporation

370 Amapola Ave Ste 200A

Torrance, CA 90501

Opinion on the financial statements

We audited the accompanying balance sheets of Givemepower Corporation (“the Company”) as of December 31, 2023 and 2022 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $6,593,000 for the year ended December 31, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 8 to the financial statement, the Company has borrowed from related parties an amount $222,349 as of the date of December 31, 2023. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant
Bangalore, India
April 15, 2024

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$516	$44,592
Total Current Assets	516	44,592

Total assets	516	44,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	7,727	-
Accrued expenses	7,821	3,476
Total Current Liabilities	15,548	3,476

Long-Term Liabilities:
Notes payable - related party	222,349	237,903
Line of credit - related party	-	-
Total Long-Term Liabilities	222,349	237,903
Total Liabilities	$237,897	$241,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at December 31, 2023 and 2022.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 issued and outstanding as at December 31, 2023 and 2022.	43,793	43,793
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,593,000)	(6,552,407)
Total Stockholders’ Equity	$(237,380)	(196,787)
Total Liabilities and Stockholders’ Equity	$516	$44,592

The accompanying notes to audited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended

	December 31,
	2023	2022
Revenue:
Sales of investment under property		490,000
Total Revenue		490,000

Cost of goods sold:
Cost of sales - property		545,309
Total cost of goods sold		545,309
Gross profit		(55,309)

Operating expenses:
General and administrative	11,620	23,163
Professional fees	28,973	31,880
Advertising and promotions	-	-
Interest expense	-	1,074
Total operating expenses	40,593	56,117
Income (loss) from operations	(40,593)	(111,426)

Other Income
Net Income	(40,593)	(111,426)

Earnings (loss) per Share: Basic and Diluted	$(0.0009)	$(0.0025)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	43,792,804

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	$29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	$1	$10	$(1,596,651)	$(1,595)	$(10)	$1,400,948		$1,399,352
Issuance of preferred stock		-			-	$379		$379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	$(6,099,876)	-	$379
Issuances of stock	1,000,000	1,003	15,000,000	15,000	14,000			$30,003
Acquisition of business	-	-	-	-	224,294	$(168,614)		$55,680
Net loss						$(82,980)		$(82,980)
Minority interest							$59	$59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	$(1,000,000)	$(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net Loss						$(76,777)	-	$(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net Loss						$(111,426)		$(111,426)
Balances - December 31, 2022	1	$3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net Loss						$(40,593)		$(40,593)
Balances - December 31, 2023	1	$3	43,792,804	$43,793	$6,311,824	$(6,593,000)	$-	(237,380)

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

	DECEMBER 31
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(40,593)	$(111,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Other Accrued Liabilities	12,072	(1,140)
Net Cash Flows Used in Operating Activities	(28,521)	(112,566)

Cash flows from investing activities:
Entrepreneurship Development	-	31,890
Payment for real estate investment	-	485,000

Net Cash Flows from Investing Activities	-	516,890

Cash flows from financing activities:
Proceeds from issuance of stocks	-	1,068
Line of credit - short term - related party	-	(176,097)
Long term liabilities - related party	(15,555)	(315,388)
New Cash Flows from Financing Activities	(15,555)	(490,417)

Net Change in Cash:	(44,076)	$(86,093)
Beginning cash:	44,592	130,685
Ending Cash:	$516	$44,592

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

Notes to Condensed Consolidated Financial Statements for the Period Ended

December 31, 2023

NOTE 1 - NATURE OF BUSINESS

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001. The Company operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. The Company intends to commence the Banking and financial services division of our business as soon as we have raised enough capital to acquire an operating bank. GiveMePower intends to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) blockchain-powered transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfilment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhanced, ML and AI enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on blockchain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties. Since January 2022, the Company decided to halt its real estate purchases because it believed that with a forecast of series of interest rate hikes coming from the Federal Reserve, the prices of real estate could fluctuate to a level that could have negative impact on the Company’s financial position.

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

On December 31, 2019, IVS, the then custodian and control person of GiveMePower Corporation (the “PubCo” or “Company”), sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation, controlled by Frank I Igwealor. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. The Series A Share also provided with 60% voting rights of the PubCo. On the same day, in exchange for $1, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge to the PubCo. As a result, Alpharidge become a wholly owned subsidiary of PubCo until December 30, 2021 when the Company sold Alpharidge Capital LLC to Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively.

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

On September 16, 2020, GiveMePower sold and issued 1,000,000 shares of its preferred stock (with 87% voting power), to to Kid Castle Educational Corporation (“KDCE”), company related to, and controlled by GMPW President and CEO, in exchange for $3 in cash plus 100% interest in, and control of Community Economic Development Capital, LLC (“CEDC”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation (which holds 45% of the total voting powers of KDCE) in an unregistered securities sale. This transaction was accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein the Company consolidates all investees operating results if the Company expects to assume more than 50% of another entity’s expected losses or gains. The 1,000,000 shares of GMPW preferred stock acquired by KDCE gave to KDCE, approximately 87% voting control of Givemepower Corporation.

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

The consolidated financial statements of the Company therefore include the financial position and operating results of the all wholly owned subsidiaries of Company including Community Economic Development Capital, LLC. (“CEDC”). Others include subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Current Business and Organization - Subsidiary

The Company, through its wholly owned subsidiary Community Economic Development Capital, LLC. (“CEDC”), seeks to empower black persons in the United States through financial tools and resources. The Company previously envisaged operating three subsidiaries, but during the fiscal year 2023, decided to jettison two of those subsidiaries namely Malcom Wingate Cush Franklin LLC (“MWCF”) and Opportunity Zone Capital LLC (“OZC”). The Company dropped those two because it had not been able to operate any of them in the past two years while incurring substantial carrying cost for the two. The company’s operations were solely handled by CEDC.

Current Business and Organization - CEDC

Community Economic Development Capital, LLC. (“CEDC”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services. CEDC principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. This strategy includes the following components:

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at December 31, 2023, the Company does not have sufficient capital to sustain its operation for the next 24 months.

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

The Company has net accumulated deficit for the years ended December 31, 2023 and 2022 of $6,593,000 and $6,552,407 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the year ended December 31, 2023. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $516 and $44,592 in cash and cash equivalents as at December 31, 2023 and 2022 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the year ended December 31, 2023

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. There was no shares issuance during the fiscal year ended December 2023. During the fiscal year ended December 31, 2022, the Company issued 1,068,117 of its common stock to Maxim Group for Investment Banking services rendered.

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

The company has no treasury stock and no receivables from sales of stock during the year ended December 31, 2023.

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

The Company recognized $0 in revenue during the fiscal year ended December 31, 2023, as compared to revenue of $490,000 for the fiscal year ended December 31, 2022.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0 and $490,000 in real estate sales for the year ended December 31, 2023 and 2022 respectively.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the year ended December 31, 2023, compared to $0 in unrealized gain during the period that ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analysing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2023 and 2022, the Company has $0 in disputed liabilities on its balance sheet.

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

As of March 15, 2023, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2018 through 2023 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. As of December 31, 2023 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during year ended December 31, 2023

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the year ended December 31, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Fiscal Year ended December 31, 2023	Fiscal Year Ended December 31, 2022
Net income	$(40,593)	$(111,426)
Dividends
Adjusted Net income attribution to stockholders	$(40,593)	$(111,426)

Weighted-average shares of common stock outstanding
Basic and Diluted	43,792,804	43,792,804
Net income per share
Basic and Diluted	$(0.0009)	(0.0025)

Accumulated Deficit

As of December 31, 2023 and 2022, the Company has accumulated deficit of $6,593,000 and $6,552,407, respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of December 31, 2023 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of December 31, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of December 31, 2023, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at December 31, 2023, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at December 31, 2023 and 2022, the Company’s controlling firm and significant stockholder advanced $237,903 and $729,388 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31, 2023	December 31, 2022
Due from Affiliates
Due to Affiliates
Due to Los Angeles Community Capital – advance for operations	7,697	-
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	214,652	237,903
Total	$222,349	$237,903

NOTE 4 - INCOME TAXES

As of December 31, 2023 and December 31, 2022, the Company had a net operating loss carry forward of $6,593,000 and $6,552,407 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Dec-23	31-Dec-22

Federal statutory rates	21%	$(1,384,530)	$(1,376,005)
State income taxes	5%	(329,650)	(327,620)
Permanent differences	-0.5%	32,965	32,762
Valuation allowance against net deferred tax assets	-25.5%	1,681,215	1,670,864
Effective rate	0%	$-	$-

At December 31, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	31-Dec-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	6,593,000	6,552,407
Total deferred income tax asset	1,714,180	1,674,655
Less: valuation allowance	(1,714,180)	(1,674,655)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the December 31, 2023 and December 31, 2022 net operating loss carry forwards of $6,593,000 and $6,552,407 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of December 31, 2023 and 2022, there were 43,792,804 shares of common stock issued and outstanding, held by more than 407 stockholders of record. The company had no transactions in its common stock during the year ended December 31, 2023. As of December 31, 2023, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at December 31, 2023 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at December 31, 2023, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2023, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $0 from the line of credit as of December 31, 2023.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of December 31, 2023 and December 31, 2022, the Company has $222,349 and $237,903, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	December 31, 2023	December 31, 2022
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.
Other Line of credit with no maturity date with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	222,349	237,903
Total Line of credit - related party	222,349	237,903

Total Long-term Line of credit - related party	$222,349	$237,903

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2023, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date.

NOTE 10 – SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

No sales of real estate properties occurred during the fiscal year ended December 31, 2023.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2023 through April 15, 2024. Management has reviewed subsequent events through April 15, 2024, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	52	Chairman, Director and Chief Executive and Financial Officer	December 2019 to present
Mr. Patience Ogbozor	38	Director	December 2019 to present
Bishop Christopher E Milton	58	Director	November 2020 to present

*Age As at December 31, 2023.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2023 is as follows:

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

Audit Committee. During the year ended December 31, 2023, we establish an audit committee of the board of directors. The audit committee are primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls. Bishop Milton is the Chair of our Audit Committee.

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

as of December 31, 2023, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2023 and 2022, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

1. Frank Igwealor CEO, CFO and Director	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

2. Patience Ogbozor, Director	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Notes:

(a)

(b)

(c)

(d)

(e)

(f)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2023. The Company has never granted any stock options.

Outstanding Equity Awards at Fiscal Year-End

as of December 31, 2023, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2022, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown. as of December 31, 2023, we had 43,792,804 shares of Common Stock issued and outstanding.

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

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Preferred Stock	Common Stock	Percent of Class
Frank I Igwealor [1]		10,000,000	22.83%
Goldstein Franklin, Inc. (Frank Igwealor)[2]	1		100.00%
Poverty Solutions Inc. (Ambrose O Egbuonu) [3]		5,000,000	11.42%
Patience C Ogbozor[1]
Bishop Christopher E Milton[1]
All other shareholders		15,000,000	34.25%

1)	Officer or/and Director
2)	Frank Igwealor is the natural person with voting and dispositive power over the shares held by Goldstein Franklin, Inc.
3)	Ambrose O Egbuonu is the natural person with voting and dispositive power over the shares held by Poverty Solutions, Inc.

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

During the year ended December 31, 2023, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2023, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $0 from the line of credit as of December 31, 2023.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of December 31, 2023 and December 31, 2022, the Company has $222,349 and $237,903, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	December 31, 2023	December 31, 2022
Due from Affiliates

Due to American Community Capital – advance for operations	7,697
Due to Alpharidge Capital – advance used to acquire Investment Real Estate	214,652	237,903
Total	$222,349	$237,903

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date as of December 31, 2025. The Company had not drawn from this line since December 31, 2021.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. With $0.00 balance as of December 31, 2023, the Company had not drawn from this line recently.

Director Independence

Our board of directors has determined that one member of our board of directors qualify as an “independent” director under Nasdaq’s definition of independence. Bishop Milton is independent director who also serve on our audit committee. Bishop Milton is the Chair of our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2023:	$13,500

For fiscal year end December 31, 2022:	$13,500

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Executive Officer of GiveMePower Corporation, filed herewith.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(b)

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: April 17, 2024	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 17, 2024	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2024	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: April 17, 2024	/s/ Patience C Ogbozor
Patience C Ogbozor
Director

