Form 10-Q
period 2024-06-30
GIVEMEPOWER CORP
filed 2024-08-13
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2024, there were 43,792,804 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$765	$516
Total Current Assets	765	516

Investments - real estate	$-	$-
Notes - Entrepreneurship Development	-	-
Total assets	765	516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	4,184	7,727
Accrued expenses	7,821	7,821
Total Current Liabilities	12,005	15,548

Long-Term Liabilities:
Notes payable - related party	245,275	222,349
Line of credit - related party	-	-
Total Long-Term Liabilities	245,275	222,349
Total Liabilities	$257,280	$237,897

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at June 30, 2024 and December 31, 2023.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 issued and outstanding as at June 30, 2024 and December 31, 2023.	43,793	43,793
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,612,135)	(6,593,000)
Total Stockholders’ Equity	(256,515)	(237,380)
Total Liabilities and Stockholders’ Equity	$765	$516

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
Sales of investment under property	$-	$-	$-	$-
Total	-	-	-	-

Cost of goods sold:
Cost of sales - property	-	-	-	-
Total cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	818	1,535	1,013	2,923
Professional fees	1,250	2,748	15,030	2,748
Rent	2,103	2,224	2,334	3,983
Office Supplies	742	229	758	1,449
Total operating expenses	4,913	6,736	19,135	11,103
Income (loss) from operations	(4,913)	(6,736)	(19,135)	(11,103)

Other Income
Dividends	-	-	-	-
Unrealized gain (loss)	-	-	-	-
Net Income	(4,913)	(6,736)	(19,135)	(11,103)

Earnings (loss) per Share: Basic and Diluted	$(0.0001)	$(0.0002)	$(0.0004)	$(0.0003)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	43,792,804	43,792,804	43,792,804

The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	$29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	$10	$(1,596,651)	$(1,595)	$(10)	$1,400,948		$1,399,352
Issuance of preferred stock		-			-	$379		$379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	$(6,099,876)	-	$379
Issuance of stock	1,000,000	1,003	15,000,000	15,000	14,000			$30,003
Acquisition of business	-	-	-	-	224,294	$(168,614)		$55,680
Net loss						$(82,980)		$(82,980)
Minority interest							$59	$59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	$(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net Loss						$(76,777)	-	$(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net Loss						$(111,426)		$(111,426)
Balances - December 31, 2022	1	$3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net Loss						$(40,593)		$(40,593)
Balances - December 31, 2023	1	$3	43,792,804	$43,793	$6,311,824	$(6,593,000)	$-	(237,380)
Net Loss						$(19,135)		$(19,135)
Balances - June 30, 2024	1	$3	43,792,804	$43,793	$6,311,824	$(6,612,135)	$-	(256,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

	JUNE 30
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(19,135)	$(11,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in Accounts payable and Accrued liabilities	(3,543)	5,428
Net Cash Flows Used in Operating Activities	(22,678)	(5,675)
Cash flows from investing activities:
Net Cash Flows from Investing Activities	-	-

Cash flows from financing activities:
Long term liabilities - related party	22,927	(37,610)
New Cash Flows from Financing Activities	22,927	(37,610)

Net Change in Cash:	249	$(43,285)
Beginning cash:	516	44,591
Ending Cash:	$765	$1,306

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at June 30, 2024, the Company does not have sufficient capital to sustain its operation for the next 24 months.

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

The Company has accumulated deficit for the years ended June 30, 2024 and December 31, 2023 of $6,612,135 and $6,593,000 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the period ended June 30, 2024. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $765 and $516 in cash and cash equivalents as at June 30, 2024 and December 31, 2023 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the period ended June 30, 2024.

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. There was no shares issuance during the period ended June 30, 2024, as well as for the fiscal year ended December 2023. During the fiscal year ended December 31, 2022, the Company issued 1,068,117 of its common stock to Maxim Group for Investment Banking services rendered.

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

The company has no treasury stock and no receivables from sales of stock during the period ended June 30, 2024.

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

The Company recognized $0 in revenue during the period ended June 30, 2024, as compared to revenue of $0 for the same period of previous year.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0 in real estate sales for the period ended June 30, 2024 and 2023.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the period ended June 30, 2024, compared to $0 in unrealized gain during the period that ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analysing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. as of June 30, 2024 and December 31, 2023, the Company has $0 in disputed liabilities on its balance sheet.

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

As of August 8, 2024, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2019 through 2023 Tax Returns. However, the Company has some tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. as of June 30, 2024 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during period ended June 30, 2024

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the period ended June 30, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net Income	$(4,913)	$(6,736)	$(19,135)	$(11,103)
Dividends
Adjusted Net income attribution to stockholders	$(4,913)	$(6,736)	$(19,135)	$(11,103)
Weighted Average Common Shares
Outstanding: Basic and Diluted	43,792,804	43,792,804	43,792,804	43,792,804
Weighted Average Common Shares	$(0.0001)	$(0.0002)	$(0.0004)	$(0.0003)

Accumulated Deficit

As of June 30, 2024 and December 31, 2023, the Company has accumulated deficit of $6,612,135 and $6,593,000 respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of June 30, 2024 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of June 30, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of June 30, 2024, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at June 30, 2024, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at June 30, 2024 and December 31, 2023, the Company’s controlling firm and significant stockholder advanced $245,275 and $222,349 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30, 2024	December 31, 2023
Due from Affiliates
Due to Affiliates
Due to Los Angeles Community Capital – advance for operations	245,275	222,349

Total	$245,275	$222,349

NOTE 4 - INCOME TAXES

As of June 30, 2024 and December 31, 2023, the Company had a net operating loss carry forward of $6,612,135 and $6,593,000 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Jun-24	31-Dec-23

Federal statutory rates	21%	$(1,388,548)	$(1,384,530)
State income taxes	5%	(330,607)	(329,650)
Permanent differences	-0.5%	33,061	32,965
Valuation allowance against net deferred tax assets	-25.5%	1,686,094	1,681,215
Effective rate	0%	$-	$-

As at June 30, 2024 and December 31, 2023, the significant components of the deferred tax assets are summarized below:

	30-Jun-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	6,612,135	6,593,000
Total deferred income tax asset	1,719,155	1,714,180
Less: valuation allowance	(1,719,155)	(1,714,180)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the June 30, 2024 and December 31, 2023 net operating loss carry forwards of $6,612,135 and $6,593,000 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of June 30, 2024 and December 31, 2023, there were 43,792,804 shares of common stock issued and outstanding, held by more than 407 stockholders of record. The company had no transactions in its common stock during the period ended June 30, 2024. as of June 30, 2024, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at June 30, 2024 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at June 30, 2024, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of June 30, 2024, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $13,780 from the line of credit as of June 30, 2024.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. as of June 30, 2024 and December 31, 2023, the Company has $245,275 and $222,349, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	June 30, 2024	December 31, 2023
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.
Other Line of credit with no maturity date with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	245,275	222,349
Total Line of credit - related party	245,275	222,349

Total Long-term Line of credit - related party	$245,275	$222,349

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of June 30, 2024, the Company had $0 balance due on this LOC.

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

No sales of real estate properties occurred during the period ended June 30, 2024.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2024 through August 8, 2024. Management has reviewed subsequent events through August 8, 2024, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

Employees

We do not have a W-2 employee at the present. Frank I. Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of June 30, 2024, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three Months Ended June 30, 2024, as Compared to Three Months Ended June 30, 2023

Revenues — The Company recorded $0 in revenue for the three months ended June 30, 2024 as compared to $0 for the same period of June 30, 2023.

Operating Expenses — Total operating expenses for the three months ended June 30, 2024 was $4,913 as compared to $6,736 in the same period in, 2023.

Net (Income) Loss — Net loss for three months ended June 30, 2024 was $4,913 as compared to Net Income of $6,736 for the three months ended June 30, 2023.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended June 30, 2024 was $0, as compared to Unrealized gain of $0, for the three months ended June 30, 2023.

We decreased operating activities, since January 2022 when we halted our real estate operations due to anticipation of the systematic interest rates hikes that occurred from 2022 to 2023. With the anticipated interest rates cut in September, the company would reconsider its position and restart it real estate operations.

Six Months Ended June 30, 2024, as Compared to Six Months Ended June 30, 2023

Revenues — The Company recorded $0 in revenue for the six months ended June 30, 2024 as compared to $0 for the same period of June 30, 2023.

Operating Expenses — Total operating expenses for the six months ended June 30, 2024 was $19,135 as compared to $11,103 in the same period in, 2023.

Net (Income) Loss — Net loss for six months ended June 30, 2024 was $19,135 as compared to Net loss of $11,103 for the six months ended June 30, 2023.

OCI - Unrealized Gain or Other Comprehensive Income for six months ended June 30, 2024 was $0, as compared to Unrealized gain of $0, for the six months ended June 30, 2023.

We decreased operating activities, since January 2022 when we halted our real estate operations due to anticipation of the systematic interest rates hikes that occurred from 2022 to 2023. With the anticipated interest rates cut in September, the company would reconsider its position and restart it real estate operations.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, the Company had a negative working capital of $11,240, consisting of $765 in cash, minus $12,005 current liabilities. This is comparable to the December 31, 2023 fiscal year end which showed working negative capital of $15,032, consisting of $516 in cash, minus $15,548 current liabilities.

For the six months period ended June 30, 2024, the Company used $22,678 on operating activities, generated $0 from investing activities, and generated $22,927 from financing activities, resulting in an increase in total cash of $987 and a cash balance of $765 for the period. For the six months period ended June 30, 2024, the Company used $11,103 on operating activities, used cash in the amount of $0 on investing activities, and used cash of $37,610 on financing activities, resulting in a decrease in total cash of $43,285 and a cash balance of $1,306 for the period.

As of June 30, 2024, total Liabilities payable to related and unrelated parties increased by $22,926 for the six months ended June 30, 2024 compared to fiscal year ended December 31, 2023.

Total stockholders’ equity decreased by $19,135 to $(256,515) as at June 30, 2024 compared to December 31, 2023 stockholders’ equity of $(237,380), due to the net operating loss for the period.

As of June 30, 2024, the Company had a cash balance of $765 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be insufficient to allow us to fund our operating plan for the next twelve months. However, we shall continue to access cash advances from our Officers and Directors to fund our operating activities until such a time that we become cash-flow positive through operating activities. Our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2024. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2024:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2024, the Company received a Wells Notice which advised that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against GiveMePower, Inc. The Notice showed that the proposed action would allege violations of Securities Act of 1933 (“Securities Act”) Sections 17(a)(1), (a)(2), (a)(3); and Securities Exchange Act of 1934 (“Exchange Act”) Section 10(b) and Rules 10b-5(a), (b), (c) thereunder; and Exchange Act Sections 13(a) and 13(k) and Rules 12b-20 and 13a-1 thereunder. The Notice also stated that the recommendation may involve a civil injunctive action and the commission may seek remedies that include an injunction and civil money penalties. The Company’s attorneys are presently working on an appropriate response to the Notice.

As of August 8, 2024, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2024, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

GIVEMEPOWER CORPORATION

Date: August 12, 2024	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

