Form 10-K/A
period 2021-12-31
GIVEMEPOWER CORP
filed 2024-12-09
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K/A

Amendment No. 1

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

Number of shares outstanding of the registrant’s common stock as of December 9, 2024: 43,792,804 shares.

EXPLANATORY NOTE

Givemepower Corporation (“GMPW”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Original 2021 Form 10-K”). The purpose of this Amendment No. 1 is to provide required disclosure under Item 404(a) of Regulation S-K regarding the transaction and other related party transactions, which was inadvertent not included in the Original 2021 Form 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1, certifications pursuant to Section 906 of the SarbanesOxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2021 Form 10-K and does not reflect events occurring after the filing of the Original 2021 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2021 Form 10-K and the Company’s other filings with the SEC.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 31, 2019, Investor Venture Society (“IVS”) then court-apointed custodian of GiveMePower Corporation (the “GMPW”), sold one Special 2019 series A preferred share (“Series A Share”) for $38,000 to Goldstein Franklin, Inc. (“Goldstein”), a California corporation. One Series A Share is convertible to 100,000,000 shares of common stocks at any time. As at the date of this change of control transaction, GMPW has zero assets, zero revenue and zero operations. GMPW has to depend on loans from its officers and directors to fund its operations until it has established enough to raise its own capital or generate revenue. Thus, GMPW has recorded several material transactions involving its directors and officers and entities controlled by its directors and officers.

1. The company has entered into the following transactions in which the management or related persons have interest in that are strategic to the ordinary course of our operations between December 31, 2019 through December 31, 2021:

(a) On December 31, 2019, Goldstein sold one-member unit of Alpharidge Capital, LLC (“Alpharidge”), a California limited liability corporation, representing 100% member owner of Alpharidge to GMPW in exchange for $1. As a result, Alpharidge became a wholly owned subsidiary of GMPW until December 30, 2021 when the Company sold Alpharidge to Kid Castle Educational Corporation(“KDCE) an entity controlled by Mr. Frank Igwealor our officer and director, and a subsidiary of Video River Networks, Inc. (“NIHK”), another entity controlled by Mr. Frank Igwealor our officer and director. Both KDCE and NIHK are publicly traded companies with ticker symbols KDCE and NIHK respectively.

(b) On September 16, 2020, GMPW sold 1,000,000 shares of GMPW preferred stock to KDCE in exchange for $3 and 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation that held 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock. The 1,000,000 shares of GMPW preferred stock sold to KDCE gave to KDCE approximately 87% voting control of GMPW.

(c) On April 21, 2021, GMPW sold all of its interest in CBDX to Premier Information Management, Inc. (“PIFR”) for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

(d) On December 30, 2021, GMPW sold Alpharidge to KDCE in exchange for the 1,000,000 GMPW’s preferred stock which controlled 87% of GMPW’s voting power. KDCE was the holder of the GMPW preferred until December 30, 2021 when GMPW repurchased the shares in exchange for Alpharidge. GMPW immediately canceled the 1,000,000 GMPW’s preferred shares.

2. The company also entered into the several transactions in which the management or related persons have interest in within the ordinary course of our operations between December 31, 2019 through December 31, 2021.

Subsequent to the CBDX transaction, the Company also recorded several large-dollar transactions in its real estate business that involved and benefited our officers and directors as well as companies controlled by our officers and directors. Because our business had limited revenue and operating income over the period, most of our operating activities are financed by borrowing from our officers and directors as well as companies controlled by our officers and directors. Several transactions were reported in Alpharidge but not on the company’s balance sheet because Alpharidge was no longer a subsidiary of GMPW as at December 30, 2021, and could not be consolidated into the company’s 12/31/2021 audited financial based on the ASC 810, US GAAP rules for consolidations. Prior to the sale of Alpharidge, the following related parties transactions were recorded between Alpharidge, our officers and directors as well as companies controlled by our officers and directors:

(a) Line of Credit – On September 15, 2019, Alpharidge entered into a line of credit agreement in the amount of $41,200 with Goldstein in order to access funding for its operations. The maturity date of the line of credit is February 15, 2020, at which date the line of credit agreement was amended to the amount of $190,000 and maturity date extended to September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 30, 2021, Alpharidge had repaid the entire balance on the LOC. The business purpose of this LOC was to provide Alpharidge with working capital with 0% interest cost.

(b) Line of credit - On May 5, 2020, Alpharidge entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital (“LACC”), which is controlled by Frank I. Igwealor, GMPW’s officer and director. It carries an interest rate of 0% per annum and interest and unpaid principal balance is payable on the maturity date. Alpharidge had drawn $588,859 from the line of credit as of December 30, 2021. The business purpose of this LOC was to provide Alpharidge with Real Estate acquisition capital with 0% interest cost.

(c) Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to LACC. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to LACC. Combined with the outstanding balance of the LOC of $588,859, Alpharidge’s total liabilities to LACC as at December 30, 2021 was about $5.3 million. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

(d) Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to CED Capital in the total amount of $200,000 for working capital to cover operating expenses and down-payments for real estate purchases. The business purpose of this Loan was to provide CED Capital with “Intercompany” working capital with 0% interest cost.

(e) Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at Playa Del Rey, California. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The mortgage’s 5% interest rate was appealing to Alpharidge since it was significantly above the prevailing fixed mortgage rate of 3.10% on November 18, 2021. Had the Igwealors secured their mortgage from a traditional financial institution at 3.10%, Alpharidge would have forfeited a lucrative business prospect. Not amortizing the principal and deferring interest payments until the loan matures was a standard practice for Alpharidge. Without exception, all loans in Alpharidge’s portfolio throughout 2022 and 2023 included deferred interest features. Calculating the compound interest on a 5% mortgage over a 10-year term, the total return would be $1.4 million, yielding a 64% return on investment, secured by the very property the loan financed. By accepting the mortgage, Mr. Igwealor facilitated Alpharidge’s long-term investment in real estate, acting as a testament to his generous support for the company. Since selling Alpharidge to GMPW on 12/31/2019 for $1, Mr. Igwealor has been the sole source of capital Alpharidge’s operational funding via Igwealor’s personal resources and through companies he controls. Alpharidge has not raised any capital from public offerings or third-party investors. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

(f) Mortgage Note – On December 30, 2021, Alpharidge made a mortgage loan to CED Capital in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased. The business purpose for this mortgage was to empower CEDC to make an opportunistic real estate acquisition.

(g) On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions were controlled by our officers and directors.

In late 2021, the decision to simplify the company’s financials by divesting the complex balance sheet of Alpharidge was made, following advice from an OTC Markets Consultant. The sale of Alpharidge was a transaction between two public company that previously had parent -subsidiary relationship. The subsidiary (GMPW) decided to spin-off one of its operating units to the parent (KDCE) in exchange for freedom from the parent-subsidiary relationship. The recommendation was to streamline the balance sheet to improve the chances of getting the “Caveat Emptor” tag removed from GMPW, as requested in a submission to FINRA. When Igwealor gained control of GMPW in 2019, it was already marked with this cautionary tag. After transitioning GMPW to SEC reporting, Igwealor sought its removal, and was awaiting a favorable response. The sale of Alpharidge was strategically executed to simplify the balance sheet, aligning with the consultant’s projection for attracting a favorable decision from FINRA. This strategy paid off when the removal of the Caveat Emptor tag was confirmed on May 12, 2023, fulfilling the primary objective of the sale.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) (3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
104*	Cover Page Interactive Data Files

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: December 9, 2024	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.