Form 10-K
period 2024-12-31
GIVEMEPOWER CORP
filed 2025-04-15
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

as of December 31, 2024, the Company had 21,820,016 common shares held by non-affiliates. The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $104,736 using the closing price of $0.00482, on December 30, 2024.

Number of shares outstanding of the registrant’s common stock as of December 31, 2024: 43,792,804 shares.

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

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our current fundraising effort represents the commencement of the Banking and financial services division of our business. Our current fundraising effort will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) Blockchain-based transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United States. This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, ML and Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on Blockchain-based financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

The consolidated financial statements of the Company therefore include the 12 months operating results Community Economic Development Capital, LLC. (“CEDC”), and the balance sheet represent the financial position as at 12/31/2024 of the Company and subsidiaries including subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The Company’s main telephone number is (310) 895-1839.

Current Business and Organization - Subsidiary

The Company, through its wholly owned subsidiary Community Economic Development Capital, LLC. (“CEDC”), seeks to empower black persons in the United States through financial tools and resources. The company’s operations were solely handled by CEDC, its sole subsidiary.

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

BlackBank, Blockchain-based Fintech, Ai and ML Enabled Lending, and CryptoCurrency Deals

The Company intends to actualize its banking and financial services operations goals through acquisition and management of (1) a one-to-four branch bank that is federally licensed in each jurisdiction; (2) a machine learning (ML) and artificial intelligence (Ai) enabled loan and insurance underwriting platform; (3) Blockchain-based transaction processing and payment systems; (4) cryptocurrency transaction processing platform; and (5) emerging cryptocurrency opportunities portfolio; a combination of three of which would connects consumers, banks, institutional investors, and ensure access to the unbanked and underserved residents of majorly black communities across the United State of America.

(1)	BlackBank - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain. Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal. Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct ML-AI enabled and Blockchain-based digitized banking that is accessible to all black person and businesses across the United States. We intend to start our banking acquisition by finding targets that operates one-four branches. We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-based platform to digitize its entire banking operation to cover and serve all black persons in the United States. We believe that block chain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

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

GMPW intend to leverage the power of AI to more accurately quantify the true risk of a loan. The ML- AI models would be built to continuously self-upgrade, train and refine many critical components of lending risk analytics and decision-making on a real-time basis. We intend to build discrete ML-AI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. These models would be designed to incorporate multiple lending underwriting variables and utilize training dataset that accounts for varieties of repayment events. It is also anticipated that the network effects generated by constantly improving ML- AI models would provide a significant competitive advantage—and more training data would lead to higher approval rates and lower interest rates at the same loss rate

(3)	Blockchain-based Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”)

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-based Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the ML-AI-Powered Lending platform. Blockchain-based Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank. We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow non-interest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and ML-AI enabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in non-interest income that we believe will become a valuable source of additional future revenue as we develop and deploy Blockchain-based, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-based payment and transaction processing system and digital currency platform. We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency. We believe we could effectively leverage the traditional commercial bank platform, the ML-AIenabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

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

(4)	Emerging Cryptocurrency Opportunities Portfolio

The emerging cryptocurrency opportunities portfolio is the wildcard of our FINTEC business model. While the goals are clear, because it is a wildcard, there is no outline on what to expect or how it should be run. GMPW needs these flexibilities because many established companies are jumping into the crypocurrency opportunities on a minutes notice. For example, in 2020, Microstrategy decided to move their treasury into bitcoin as part of their cash management strategy. Marathon Patent Group moved into cryptocurrency mining as a business model. Overstock has been in cryptocurrency for a while. Square joined in 2018 while Paypal in October 2020, joined the bandwagon of American companies that try to find and exploit opportunities in the crypto currency industry without abandoning their actual businesses. GMPW’s emerging cryptocurrency opportunities portfolio could imitate any of the above mentioned forerunners. The company would on an ongoing basis evaluate and consider investments into potentially viable cryptocurrency opportunities anywhere.

Management Capacity

GiveMePower Corporation (“GMPW”) intends to fulfill its goal to become a financial technology company (FINTEC) that provides machine learning (ML) and artificial intelligence (AI) enabled banking and financial services on Blockchain-based platforms, giving access to the unbanked, underserved, and residents of majorly black communities across the United States. We would be empowered to actualize our banking and financial services operations which comprises of: (1) a one-four branch bank, (2) a ML-AI-Powered lending platform, and (3) a Blockchain-based Payment and Financial Transactions Processing, and Digital Currency platform. We plan to acquire a one-four branch Bank; acquire and integrate into the Bank, or build-from-the-scratch a Cloud-Based Machine-Learning and AI-Powered Lending platform; and acquire and integrate into the BlackBank, or build-from-the-scratch a Blockchain-based Payment and Financial Transactions Processing, and Digital Currency platform. All three would operate together as a modern digitized banking and financial services provider focusing to giving access to black entrepreneurs, black borrowers, consumers, banks, and institutional investors.

Our Banking and FINTEC business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with (1) a one-four branch bank, (2) a ML.AI-Powered Lending platform, and (3) a Blockchain-based Payment and Financial Transactions Processing, and Digital Currency platform. We have not selected any specific bank, Fintec or Digital Currency Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Bank, Fintec or Digital Currency Business acquisition target.

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

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition. Our acquisition and value creation strategy will be to identify, acquire (1) a one-four branch Bank, (2) a ML-AI-Powered Lending platform, and (3) a Blockchain-based Payment and Financial Transactions Processing, and Digital Currency platform; after bank acquisition, to integrate the ML-AI-Powered Lending platform and the Blackchain into the Bank’s operations. Our Business acquisition strategy will leverage our management team's network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

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

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an Bank, Fintec or Digital Currency acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM. He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of Bank, Fintec or Digital Currency acquisition opportunities. This network would be developed through our management team’s extensive experience:

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

Plan of Operations

While our major focus is to find, acquire and manage a Bank, Fintec or Digital Currency, our real estate portfolio is still alive and must figure in our plan of operation. As of December 31, 2024, we have zero available-for-sale real estate property. In the next twelve months, dependent on our ability to raise acquisition capital, we plan the acquisition of real estate properties, or to finance our Bank, Fintec or Digital Currency. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Summary Risk Factors

Our business is subject to many substantial risks and uncertainties you should consider before deciding to invest in our common stock. These risks are discussed more fully in the section entitled “Risk Factors.” Some of these risks include the following:

●	We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
●	Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.
●	The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.
●	If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
●	We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.
●	Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
●	Risks related to our digital currency initiative, including risks that that the digital currency industry may not gain widespread adoption, that legal and regulatory uncertainty regarding the regulation of digital currencies and digital currency activities may inhibit the growth of the digital currency industry, that our low-cost funding strategy may not be sustainable, that our deposits may be adversely affected by price volatility and that our further development and/or implementation of our solutions and services may not successful;
●	risks related to cybersecurity and technology, including risks that our systems may fail or be breached, that we may not have sufficient resources to keep pace with rapid technological change in the financial services industry, that our technology may malfunction and that the third-party service providers we use may experience systems failures;
●	risks related to our proposed traditional banking business, including risks that a sustained downturn of the economy in the United States or in California may adversely impact our business, that our competitors may lower their loan rates or underwriting standards, that our risk management practices or allowance for loan losses may not be sufficient and that fluctuations in interest rates and the monetary policies and regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve, may negatively impact our business; and
●	risks related to regulation, including risks that legislative and regulatory actions may increase our costs and negatively impact our business, that the capital requirements that the Bank and the Company are subject to may limit our activities and that our compliance with anti-money laundering laws may not be adequate to detect or prevent money laundering activities and could subject us to fines or regulatory actions.
●	If we are unable to continue to develop and continuously improve our proposed ML-ML- AI models or if our ML-ML- AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
●	If our anticipated bank partners would cease or limit operations with us or if we are unable to attract and onboard new bank partners, our ML-AIlending business, financial condition and results of operations could be adversely affected.

●	The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
●	Our business may be adversely affected by economic conditions and other factors that we cannot control.
●	Our ML- AI models have not yet been tested in any form including during down-cycle economic conditions. If our ML- AI models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of ML-AI-powered loans may be worse than anticipated.
●	If we are unable to maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.
●	Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
●	We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, our business could be adversely affected.
●	Substantially, our revenue would be derived from three main sources comprising, loan product, traditional banking services fees, and platform fees from Blackchain digital currency platform, and we are thus particularly susceptible to fluctuations in the digital currency and personal finance market
●	There are other potential difficulties that we might face, including the following:
●	Competitors may develop alternatives that render our products redundant or unnecessary;
●	We may not obtain and maintain sufficient protection of our Bank, Fintec or Digital Currency models;
●	Our Bank, Fintec or Digital Currency products may not become widely accepted by consumers and merchants; and
●	We may not be able to raise sufficient additional funds to fully implement our business plan and grow our business.
●	Some of the most significant challenges and risks include the following:
●	Our limited operating history does not afford investors a sufficient history on which to base an investment decision.
●	Our revenues will be dependent upon acceptance of our Bank, Fintec or Digital Currency brand/models and product line by consumers and distributors. The failure of such acceptance will cause us to curtail or cease operations.
●	We cannot be certain that we will obtain patents for our product line or that such patents will protect us. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results.
●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.
●	Our stock is thinly traded, sale of your holding may take a considerable amount of time.

Before you invest in our common stock, you should carefully consider all the information in this prospectus, including matters set forth under the heading “Risk Factors.”

Insurance

Our primary lines of insurance coverage would include property, general liability and workers’ compensation. We intend to carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family properties industry to insure against liability claims and related defense costs. We intend to also be insured, with limits of liability customary within the real estate industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We believe that these insurance coverages would adequately insure our multifamily properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage would include deductibles, retentions and limits that are customary in the industry. We intend to establish loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of December 31, 2024, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

We are a company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

We were a small company with limited operating experience. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

●	Develop and improve the effectiveness and predictiveness of our ML- AI models;
●	Build and maintain and increase the volume of loans facilitated by our AI -Powered Lending platform;
●	enter into new and maintain existing bank partnerships;
●	successfully build and maintain a diversified loan funding strategy, including bank partnerships and whole loan sales and securitization transactions that enhance loan liquidity for the Bank partners that use our loan funding capabilities;
●	successfully fund a sufficient quantity of our borrower loan demand with low cost bank funding to help keep interest rates offered to borrowers competitive;
●	maintain competitive interest rates offered to borrowers on our ML-AIplatform, while enabling the Bank partners to achieve an adequate return over their cost of funds, whether through their own balance sheets or through our loan funding programs;
●	successfully build our brand and protect our reputation from negative publicity;
●	Develop and increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
●	continue to expand the number of potential borrowers;
●	successfully adjust our proprietary ML- AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
●	comply with and successfully adapt to complex and evolving regulatory environments.
●	protect against increasingly sophisticated fraudulent borrowing and online theft;
●	successfully compete with companies that are currently in, or may in the future enter, the business of providing online lending services to financial institutions or consumer financial services to borrowers;

●	enter into new markets and introduce new products and services;
●	effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
●	successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
●	attract, integrate and retain qualified employees; and
●	effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations.

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

Our ability to attract potential borrowers to our proposed ML- AI-Powered Lending platform and build/increase the number of ML-AI-powered loans will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to develop and maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our ML- AI models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our ML- AI models do not detect and account for such errors, or any of the other components of our credit decision process fails, we may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partners to our platform, increase the number of ML-AI-powered loans or maintain or increase the average size of loans facilitated on our platform.

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

Risks Related to Our Digital Currency Initiative

The majority of the Digital Bank’s deposits are from businesses involved in the digital currency industry. As a result, we rely heavily on the success of the digital currency industry, the development and acceptance of which is subject to a variety of factors that are difficult to evaluate.

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

We intend to grow, primarily through MLAI enabled lending platform and a Blockchain-based technology platform related to our digital currency initiative. We may not be able to execute on aspects of our growth strategy, which may impair our ability to sustain this rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient amounts of new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth, which may therefore preclude the proposed Bank from developing products and services relating to digital currency transaction flows and collateral, custodian services, international expansion of our customer base and other potential fintech opportunities.

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

The technology relied upon by the Company, including the BEN, the API and other on-line banking systems, may not function properly, which may have a material impact on the Company’s operations and financial conditions. There may be no alternatives available if such technology does not work as anticipated. The importance of the BEN, the API and our other on-line banking systems to the Company’s operations means that any problems in its functionality would have a material adverse effect on the Company’s operations. This technology may malfunction because of internal problems or because of cyberattacks or external security breaches. Any such technological problems would have a material adverse impact on the Company’s business model and growth strategy.

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

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. Going forward, the Company intends to acquire: (1) a cloud-based machine learning and artificial intelligence (AI) enabled lending platform; (2) a one-to-four branch Bank that serves majority low-income neighborhoods; and (3) Blockchain-based Payment and Financial Transactions Processing and Digital Currency platform that connects consumers, banks, and institutional investors. The Company has not been in the business services and finance industry before. Thus, in the Banking, Fintec or Digital Currency, the Company is an early stage company. You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive our revenues from lending fees, interest income and digital currency transactions fees. However, there is no assurance that we could achieve this goal because we are new to this industry.

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

As at December 31, 2024, we owned zero real estate investment property. We have no tenant nor rental revenues for the year ended December 31, 2024. Once we recommence our real estate operations, a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. Furthermore, a lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants would subject us to a significant risk of loss.

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

The Company must acquire, develop, own, operate, manage, and redevelop properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company’s business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

as of December 31, 2024, our executive officers and directors beneficially own approximately 57.32% of our voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the details of Our current fundraising effort.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Our operations are dependent upon information systems that support our business processes. In the ordinary course of our business, we collect and store certain confidential information such as information about our business partners, investors, contractors, vendors, and suppliers. Cyber intrusions could seriously compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. As such, we have established information security processes and policies using principles from industry recognized cybersecurity frameworks focused on: (i) developing organizational understanding to manage cybersecurity risks; (ii) applying safeguards to protect our systems; (iii) detecting the occurrence of a cybersecurity incident; (iv) responding to a cybersecurity incident; and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes.

Information technology and data security, particularly cybersecurity, are areas of focus for our management. We employ a ready-made security model that we acquired from well-known vendors for risk-based controls with a focus on protecting our data. We follow a cloud-first approach to enable scaling, business continuity, and access to technology innovations and updates.

Our cybersecurity risk management program aims to protect and preserve the confidentiality, integrity, and continued availability of our data and includes controls and procedures for the identification, containment, and remediation of cyber threats. Our cybersecurity risk management program includes, among other key features:

● regular cybersecurity risk assessments;

● detection and reporting of any cybersecurity events;

● periodic update processes for cybersecurity system exercises;

● information security training program that includes annual information security training; and

● cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident to management.

We assess our cybersecurity risk management program at least annually and regularly review our cyber incident response plan. Our processes and policies also include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats.

We expect that our cybersecurity risk management processes and strategy will continue to evolve as the cybersecurity threat landscape evolves. Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions, and other events of varying degrees. To date, we have not experienced a material security breach, nor are we aware of any third-party outside service providers that have experienced a cybersecurity breach. As a result, we have not incurred any significant expenses from information security breaches or any penalties or settlements related to the same. As of December 31, 2024, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, our results of operations, or our financial condition.

Governance

Since January 2020, our President and CEO who has more than 20 years of experience in the Business Finance and Audit management industry has led our information security team in assessing and managing cybersecurity programs. He reports directly to our Board of Directors on the Company’s cybersecurity programs, including strategy, application, infrastructure, information security, support, and execution.

Our Board of Directors on a quarterly basis, reviews the processes and performance indicators related to prevention, detection, mitigation, and remediation of cybersecurity incidents that could adversely impact business operations. The purpose of those reviews is to help the Company to maintain a cyber incident response plan with defined roles, responsibilities, and reporting protocols, which focuses on responding to and recovering from any significant breach as well as mitigating any impact to our business.

As part of its overall risk oversight activities, with respect to cybersecurity risk management, the Board of Directors:

● oversees the quality and effectiveness of our policies and procedures with respect to our information technology and network systems;

● provides oversight on our policies and procedures in preparation for responding to any material data security incidents; and

● oversees management of internal and external risks related to our information technology systems and processes.

 \

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

GiveMePower is currently in litigation with the United States Securities and Exchange Commission in an action filed by the SEC in the Central District of California styled Securities and Exchange Commission v. Frank Igwealor, et al., 2:24-cv-09941-SRM-PD.

On November 18, 2024, the Company, our officer and two directors were listed as defendants in a Complaint filed by the U.S. Securities and Exchange Commission in the Central District of California. The lawsuit targets Givemepower Corporation (“GMPW”), along with individuals Frank Igwealor and Patience Ogbozor, and entities including Alpharidge Capital LLC (“Alpharidge”), American Community Capital, LP (“AMCC”), Los Angeles Community Capital (“LACC”), Kid Castle Educational Corporation (“KDCE”), and Video River Networks, Inc. (“NIHK”). The SEC is pursuing various injunctions, including an officer and director bar and a penny stock bar against Igwealor and Ogbozor. The Company’s legal counsel is currently evaluating the complaint to determine the most effective strategy moving forward. Mr. Igwealor, our President and CEO and Ms. Ogbozor, one of our Directors, believes that they are innocent of the violations alleged in the November 18, 2024 SEC Complaint. The named defendants have retained the services of two attorneys who are well experienced in SEC litigation to defend against the complaint.

Apart from the above disclosed complaint, as of December 31, 2024, there was no other material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Common Stock

We are authorized to issue 50,000,000 shares of Common Stock $0.001 par value per share. as of December 31, 2024, there were 1 share of preferred shares and 43,792,804 shares of Common Stock outstanding held by 158 stockholders of record. Our Common Stock is subject to quotation on the OTC Pink Market under the trading symbol: “GMPW.” Our plan is to apply for listing of our Common Stock on the NASDAQ Capital Market after the Closing of the Offering of our Class B Common Stock. See the discussion under “Description Of The Class B Common Stock” below.

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

	Fiscal Year 2024		Fiscal Year 2023
	High	Low	High	low
First Quarter	$0.0347	$0.0122	$0.1490	$0.0230
Second Quarter	$0.0240	$0.0122	$0.1600	$0.0282
Third Quarter	$0.0208	$0.0101	$0.0523	$0.0171
Fourth Quarter	$0.0275	$0.0033	$0.0495	$0.0140

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

43,792,804 shares of our common stock have been issued and outstanding as at December 31, 2024 and 2023. Of the amount of the outstanding shares, 21,972,788 are unrestricted and free-trading. The remaining 21,820,016 of the issued shares are restricted and could only be sold subject to the restriction.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock and we have 1 preferred stock issued as of December 31, 2024

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

Business Overview

GiveMePower Corporation operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our current fundraising effort represents the commencement of the Banking and financial services division of our business. Our current fundraising effort will enable GMPW to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) Blockchain-based transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfillment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhance, ML and Ai enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on block-chain-powered financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties.

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

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Community Economic Development Capital, LLC. (“CEDC”), and the balance sheet represent the financial position as at 12/31/2024 of the Company and subsidiaries including CEDC. Others include subsidiaries in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Current Business and Organization - Subsidiary

The Company, through its wholly owned subsidiary Community Economic Development Capital, LLC. (“CEDC”), seeks to empower black persons in the United States through financial tools and resources. The company’s operations were solely handled by CEDC, its sole subsidiary.

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

BlackBank, Blockchain-based Fintech, Ai and ML Enabled Lending, and CryptoCurrency Deals

The Company intends to actualize its banking and financial services operations goals through acquisition and management of (1) a one-to-four branch bank that is federally licensed in each jurisdiction; (2) a machine learning (ML) and artificial intelligence (Ai) enabled loan and insurance underwriting platform; (3) Blockchain-based transaction processing and payment systems; (4) cryptocurrency transaction processing platform; and (5) emerging cryptocurrency opportunities portfolio; a combination of three of which would connects consumers, banks, institutional investors, and ensure access to the unbanked and underserved residents of majorly black communities across the United State of America.

(1) BlackBank - Proposed Federally licensed one-four branch bank

Jurisdictionally, GMPW intend to acquire and manage one-four branch bank in each of its relevant jurisdictional domain. Owning/controlling a bank or banks with branches across every urban/black neighborhood in the United States is not our goal. Rather we would be content to own a one-four branch bank in every relevant jurisdiction to allow us to initiate/conduct ML-AIenabled and Blockchain-based digitized banking that is accessible to all black person and businesses across the United States. We intend to start our banking acquisition by finding targets that operates one-four branches. We intend to start with the acquisition of one-four branch bank, whose operation and back-office would be migrated unto a Blockchain-based platform to digitize its entire banking operation to cover and serve all black persons in the United States. We believe that block chain technology is one of the most suited platform to implement, run and manage a U.S. wide digitized banking services whose reach encompasses most black persons living in the United States.

(2) Ai and Machine-Learning Enabled Lending and Insurance Underwriting Platform

Once it has raised sufficient capital (proposed $10 million offering), the Company intends to launch the Company’s cloud-based machine learning and artificial intelligence lending platform. It is our believe that Machine-Learning (ML) and Artificial intelligence (AI), lending and insurance underwriting platform would enable a superior loan product with improved economics that can be shared between consumers and lenders. The proposed platform would aggregate consumer demand for high-quality loans and connects it to our soon-to-be-build network of ML-AI-enabled investors, lenders and bank partners. Consumers on the ML-AIplatform would benefit from a highly automated, efficient, all-digital experience. Our prospective bank partners would benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

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

GMPW intend to leverage the power of AI to more accurately quantify the true risk of a loan. The ML- AI models would be built to continuously self-upgrade, train and refine many critical components of lending risk analytics and decision-making on a real-time basis. We intend to build discrete ML- AI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. These models would be designed to incorporate multiple lending underwriting variables and utilize training dataset that accounts for varieties of repayment events. It is also anticipated that the network effects generated by constantly improving ML- AI models would provide a significant competitive advantage—and more training data would lead to higher approval rates and lower interest rates at the same loss rate

(3) Blockchain-based Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”)

The Company intends to acquire an existing, or build-from-the-scratch, a Blockchain-based Digital Currency Payment and Financial Transactions Processing platform (“Blackchain”), with home in the BlackBank alongside the ML-AI-Powered Lending platform. Blockchain-based Payment and Financial Transactions Processing platform would also provide efficient and inexpensive payment platform and merchant services to black businesses across the United States.

The company would establish an exchange network called Blackchain Exchange Network (“BEN”), a Payment and Financial Transactions Processing platform, would be a wholly-owned subsidiary, the BlackBank. We believe Blackchain would be a leading provider of innovative financial infrastructure solutions and services to participants in the nascent and expanding digital currency industry. Blackchain business strategy is floating a Blackchain Exchange Network, or BEN, a virtually instantaneous payment network for participants in the digital currency industry which would serve as a platform for the development of additional products and services. The BEN would have a network effect that would make it valuable as participants and utilization increase, leading to good growth in BEN transaction volumes. The BEN would enable the BlackBank to prioritize, build and significantly grow non-interest bearing deposit product for digital currency industry participants, which is expected to provide the majority of our bank funding in the next two years from finalizing acquisition. This unique source of funding would be a distinctive advantage over most traditional financial institutions and allows BlackBank to generate revenue from a conservative portfolio of investments in cash, short term securities and ML-AIenabled loans that we believe generate attractive risk-adjusted returns. In addition, use of the BEN would result in an increase in non-interest income that we believe will become a valuable source of additional future revenue as we develop and deploy Blockchain-based, fee-based solutions in connection with our digital currency initiative. We would also evaluate additional products or product enhancements specifically targeted at providing further financial infrastructure solutions to our customers and strengthening BEN network effects.

Blackchain Business Overview

Once acquired, the Federally licensed one-four branch bank would be such that is already providing banking and financial services including commercial banking, business lending, commercial and residential real estate lending and mortgage warehouse lending, all funded primarily by interest bearing deposits and borrowings. To that up and running banking and financial services operation, we intend to insert a Blockchain-based payment and transaction processing system and digital currency platform. We intend to pursue digital currency customers and bring them into the BlackBank to bank with us using digital currency. We believe we could effectively leverage the traditional commercial bank platform, the ML-AIenabled lending platform and the attributes of the BEN to gain traction in the digital currency banking industry.

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

Results of Operations

For the year ended December 31, 2024 compared with the year ended December 31, 2023

Revenue

We did not generate any revenue during the fiscal year ended December 31, 2024. Compared the year ended December 31, 2023, in which we also generated zero revenue. This lack of revenue was because we halt our real estate purchase-rehab-resell business since February 2022 in response to a forecast of series of interest rate hikes coming from the Federal Reserve. The Company believed that these rate hikes would have a negative impart on the future prices of real estate, which could fluctuate to a level that could have negative impact on the Company’s financial position.

Cost of Revenues

Our cost of revenue is totally related to the cost of acquiring the real estate investment property and the trading securities sold. Cost related to our real estate investment property and the trading securities sold for the year December 31, 2024 and 2023 were $0 for each of the respective year. Since January 2022, the Company decided to halt its real estate purchases because of a forecast of series of interest rate hikes coming from the Federal Reserve. The Company believed that these rate hikes would have a negative impart on the future prices of real estate, which could fluctuate to a level that could have negative impact on the Company’s financial position.

Operating Expenses

Operating expense was $$22,456 and $40,593 for the years ended December 31, 2024 and 2023 respectively. Operating expense consists of costs related to the establishment of corporate governance; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of business licenses, computer related expense, office supplies, accounting and audit, OTC market fees, and SEC reporting expenses. Operating expense also includes legal and accounting fees and other professional and administrative costs.

We expect that our operating expenses will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Net Income (Loss)

Net Loss for the year ended December 31, 2024 was $$22,456 compared to Net Loss of $40,593 for the year ended December 31, 2023.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and director, Frank I Igwealor:

Frank I Igwealor

Goldstein Franklin, Inc.

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	31-Dec-24	31-Dec-23
American Community Capital (controlled by Mr. Igwealor)	$18,606	$7,697
Alpharidge Capital (controlled by Mr. Igwealor)	$220,101	214,652
LA Community Capital (controlled by Mr. Igwealor)	18,406
Video River Network (controlled by Mr. Igwealor)	$5,000

Liquidity and Capital Resources

As of December 31, 2024, we had $4,232 cash on hand, compared to $516 cash on hand as of December 31, 2023. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

We have limited operating expenses because we live within our means. We have limited lending relationships with commercial banks; however, we are not dependent upon the completion of one or more financing or equity raises to fund our continuing operations. We did not conduct any financing or equity raises to fund our continuing operations during the twelve months ended December 31, 2024. While we are systematically pursuing financing to make acquisitions, there can be no assurance that we will be successful in our capital raising efforts. If financial condition will force us to equity raises, any equity financing may result in substantial dilution to our stockholders.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2024, the company controlled by our president and CEO has loaned capital at several interval with outstanding balance of $262,113 to us, at zero percent interest rate. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

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

Commercial Real Property

As at December 31, 2024, the Company has no commercial real estate.

Line of Credit

As at December 31, 2024, we have on our book $262,113 classified as long-term debt. This debt is from an interest-free line of credit from a related party.

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

as of December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

To The Board of Directors and Shareholders

Givemepower Corporation

370 Amapola Ave Ste 200A

Torrance, CA 90501

Opinion on the financial statements

We audited the accompanying balance sheets of Givemepower Corporation (“the Company”) as of December 31, 2024 and 2023 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $6,615,457 for the year ended December 31, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions : As discussed in Note 9 to the financial statement, the Company has borrowed from related parties an amount $262,113 as of the date of December 31, 2024. The procedure performed to address the matter included: obtaining confirmation from related party.

Litigation Assessment: GiveMePower is currently in litigation with the United States Securities and Exchange Commission in an action filed by the SEC in the Central District of California styled Securities and Exchange Commission v. Frank Igwealor

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant
Bangalore, India
April 14, 2025

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,232	$516
Prepaid Expenses	3,498	-
Total Current Assets	$7,730	$516
Total assets	7,730	516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	1,454	7,727
Accrued expenses	4,000	7,821
Total Current Liabilities	5,454	15,548

Long-Term Liabilities:
Notes payable - related party	262,113	222,348
Line of credit - related party	-	-
Total Long-Term Liabilities	262,113	222,348
Total Liabilities	$267,567	$237,896

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at December 31, 2024 and 2023.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 issued and outstanding as at December 31, 2024 and 2023.	43,793	43,793
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,615,457)	(6,593,000)
Total Stockholders’ Equity	(259,837)	$(237,380)
Total Liabilities and Stockholders’ Equity	$7,730	$516

The accompanying notes to audited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended

	December 31,
	2024	2023
Revenue:
Sales of investment under property	-	-
Total Revenue	-	-

Cost of goods sold:
Cost of sales - property	-	-
Total cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	$1,000	$11,620
Professional fees	21,456	28,973
Advertising and promotions	-	-
Interest expense	-	-
Total operating expenses	$22,456	$40,593
Income (loss) from operations	$($22,456)	$(40,593)

Other Income
Net Income	$(22,456)	$(40,593)

Earnings (loss) per Share: Basic and Diluted	$(0.0007)	$(0.0009)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	43,792,804

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	$29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	$1	$10	$(1,596,651)	$(1,595)	$(10)	$1,400,948		$1,399,352
Issuance of preferred stock		-			-	$379		$379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	$(6,099,876)	-	$379
Issuance of stock	1,000,000	1,003	15,000,000	15,000	14,000			$30,003
Acquisition of business	-	-	-	-	224,294	$(168,614)		$55,680
Net loss						$(82,980)		$(82,980)
Minority interest							$59	$59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	$(1,000,000)	$(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net Loss						$(76,777)	-	$(76,777)

Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)

Shares Issuance		$-	1,068,117	$1,068				$1,068
Net Loss						$(111,426)		$(111,426)
Balances - December 31, 2022	1	$3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net Loss						$(40,593)		$(40,593)
Balances - December 31, 2023	1	$3	43,792,804	$43,793	$6,311,824	$(6,593,000)	$-	(237,380)
Net Loss						$(22,456)		$(22,456)
Balances - December 31, 2024	1	$3	43,792,804	$43,793	$6,311,824	$(6,615,457)	$-	$(259,837)

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

	DECEMBER 31
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(22,456)	$(40,593
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Other Accrued Liabilities	(13,592)	12,072
Net Cash Flows Used in Operating Activities	(36,048)	(28,521)

Cash flows from investing activities:
Entrepreneurship Development	-	-
Payment for real estate investment	-	-

Net Cash Flows from Investing Activities	-	-

Cash flows from financing activities:
Proceeds from issuance of stocks	-	-
Line of credit - short term - related party	-	-
Long term liabilities - related party	39,764	(15,555)
New Cash Flows from Financing Activities	39,764	(15,555)

Net Change in Cash:	3,716	$(44,076)
Beginning cash:	516	44,592
Ending Cash:	$4,232	$516

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these audited financial statements

GIVEMEPOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

for the Period Ended December 31, 2024

NOTE 1 - NATURE OF BUSINESS

GiveMePower Corporation (the “PubCo” or “Company”), a Nevada corporation, was incorporated on June 7, 2001. The Company operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. Givemepower is primarily focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. The Company intends to commence the Banking and financial services division of our business as soon as we have raised enough capital to acquire an operating bank. GiveMePower intends to become a financial technology company (FINTEC) business that (1) one-to-four branch federally licensed bank in each jurisdiction, (2) a machine learning (ML) and artificial intelligence (AI) enabled loan and insurance underwriting platform, (3) Blockchain-based transaction processing and payment systems, (4) cryptocurrency transaction processing platform, and (5) emerging cryptocurrency opportunities portfolio; giving access to the unbanked, underserved residents of majorly black communities across the United State. This is the fulfilment of mission of operating and managing a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources, with a primary focus on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America. Our FINTEC operations would cover the basic areas of traditional banking-digitally enhanced, ML and AI enabled lending and insurance underwriting, areas of private equity, business lending and venture capital that invest in young black entrepreneurs, and seeding their viable business plans/ideas on Blockchain-based financial services delivery platform that connects, black entrepreneurs, black borrowers, consumers, banks, and institutional investors. Our real estate division invests in Opportunity Zones, Affordable Housing, and specialized real estate properties. Since January 2022, the Company decided to halt its real estate purchases because it believed that with a forecast of series of interest rate hikes coming from the Federal Reserve, the prices of real estate could fluctuate to a level that could have negative impact on the Company’s financial position.

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

Subsequent to the CBDX transaction, the Company also recorded several large-dollar transactions in its real estate business that involved and benefited our officers and directors as well as companies controlled by our officers and directors. Because our business had limited revenue and operating income over the period, most of our operating activities are financed by borrowing from our officers and directors as well as companies controlled by our officers and directors. The following transactions were reported in Alpharidge but not on the company’s balance sheet because as at December 30, 2021, Alpharidge ceased being a subsidiary of the company and could not be consolidated into the company’s 12/31/2021 audited financial based on the US GAAP rules for consolidations. Prior to the sale of Alpharidge, the following related parties transactions were recorded between Alpharidge, our officers and directors as well as companies controlled by our officers and directors:

Line of Credit – On September 15, 2019, Alpharidge entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is controlled and operated by Frank I. Igwealor, GMPW’s officer and director. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 30, 2021, Alpharidge had repaid the entire balance on the LOC. The business purpose of this LOC was to provide Alpharidge with working capital with 0% interest cost.

Line of credit - On May 5, 2020, Alpharidge entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital (“LACC”), which is controlled and operated by Frank I. Igwealor, GMPW’s officer and director. It carries an interest rate of 0% per annum and interest and unpaid principal balance is payable on the maturity date. Alpharidge had drawn $588,859 from the line of credit as of December 30, 2021. The business purpose of this LOC was to provide Alpharidge with Real Estate acquisition capital with 0% interest cost.

Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to Los Angeles Community Capital. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to the entity. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to Community Economic Development Capital, LLC (“CEDC”), a California limited liability company controlled by Mr. Frank I Igwealor, GMPW’s officer and director, in the total amount of $200,000 for working capital to cover operating expenses. The business purpose of this Loan was to provide CEDC with “Intercompany” working capital with 0% interest cost.

Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at 7816 W. 81st Street, Playa Del Rey, CA 90293. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The interest rate on the Mortgage was 5%,which was higher than the November 18, 2021 prevailing fixed mortgage rate of 3.10%. The company calculated the compounding effect of the 10 year term mortgage would result in a $1.4 million total return, a 64% return on investment in a mortgage secured by the property it was used to purchase. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

Mortgage Note – On December 30, 2021, Alpharidge made a mortgage loan to Community Economic Development Capital, LLC, a California limited liability company controlled by Mr. Frank I Igwealor, the Company’s President and CEO, in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased. The business purpose for this mortgage was to empower CEDC to make an opportunistic real estate acquisition.

As at December 30, 2021, when GMPW sold Alpharidge to KDCE, Alpharidge was carrying a total liabilities of $5,361,229 of a total of $5,240,765 was owed to LACC.

On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions are controlled by our officers and directors.

The decision to rid the company’s financial statements of the complex Alpharidge’s balance sheet was reach in late 2021, following an advice by one of our OTC Market Consultant to reduce the complexity of the company’s balance sheet in order to attract a positive response for the company’s “request to remove Caveat Emptor tag” that was submitted to FINRA for consideration, the company sold its subsidiary that had the complex balance sheet. The sale of Alpharidge Capital LLC helped the company to simplify its balance sheet and attract the positive response from FINRA as projected by the Consultant. The singular goal/purpose of the sale of Alpharidge Capital was the simplification of the company’s balance sheet to attract the removal of the Caveat Emptor tag and that goal was achieved on of May 12, 2023 when the Caveat Emptor was removed.

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

Current Business and Organization – Subsidiary

The Company, through its wholly owned subsidiary Community Economic Development Capital, LLC. (“CEDC”), seeks to empower black persons in the United States through financial tools and resources. The company’s operations were solely handled by CEDC, its sole subsidiary.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at December 31, 2024, the Company does not have sufficient capital to sustain its operation for the next 24 months.

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

The Company has accumulated deficit for the years ended December 31, 2024 and December 31, 2023 of $6,615,457 and $6,593,000 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the period ended December 31, 2024. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $4,232 and $516 in cash and cash equivalents as at December 31, 2024 and December 31, 2023 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the period ended December 31, 2024.

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. There was no shares issuance during the period ended December 31, 2024, as well as for the fiscal year ended December 2023. During the fiscal year ended December 31, 2022, the Company issued 1,068,117 of its common stock to Maxim Group for Investment Banking services rendered.

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

The company has no treasury stock and no receivables from sales of stock during the period ended December 31, 2024.

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

The Company recognized $0 in revenue during the period ended December 31, 2024, as compared to revenue of $0 for the same period of previous year.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0 in real estate sales for the period ended December 31, 2024 and 2023.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the period ended December 31, 2024, compared to $0 in unrealized gain during the period that ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analysing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. as of December 31, 2024 and December 31, 2023, the Company has $0 in disputed liabilities on its balance sheet.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. as of December 31, 2024 the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during period ended December 31, 2024

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the period ended December 31, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Fiscal Year ended December 31, 2024	Fiscal Year Ended December 31, 2023
Net income	$(22,456)	(40,593)
Dividends
Adjusted Net income attribution to stockholders	$(22,456)	(40,593)
Weighted-average shares of common stock outstanding
Basic and Diluted	43,792,804	43,792,804
Net income per share
Basic and Diluted	$(0.0007)	(0.0009)

Accumulated Deficit

As of December 31, 2024 and December 31, 2023, the Company has accumulated deficit of $6,615,457 and $6,593,000 respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of December 31, 2024 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of December 31, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of December 31, 2024, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at December 31, 2024, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payable

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at December 31, 2024 and December 31, 2023, the Company’s controlling firm and significant stockholder advanced $262,113 and $222,348 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31, 2024	December 31, 2023
Due from Affiliates
Due to Affiliates
Due to Los Angeles Community Capital – advance for operations	262,113	222,348

Total	$262,113	$222,348

NOTE 4 - INCOME TAXES

As of December 31, 2024 and December 31, 2023, the Company had a net operating loss carry forward of $6,615,457 and $6,593,000 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	31-Dec-24	31-Dec-23

Federal statutory rates	21%	$(1,389,246)	$(1,384,530)
State income taxes	5%	(330,773)	(329,650)
Permanent differences	-0.5%	33,077	32,965
Valuation allowance against net deferred tax assets	-25.5%	1,686,942	1,681,215
Effective rate	0%	$-	$-

As at December 31, 2024 and December 31, 2023, the significant components of the deferred tax assets are summarized below:

	31-Dec-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	6,615,457	6,593,000
Total deferred income tax asset	1,720,019	1,712,972
Less: valuation allowance	(1,720,019)	(1,712,972)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the December 31, 2024 and December 31, 2023 net operating loss carry forwards of $6,615,457 and $6,593,000 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of December 31, 2024 and December 31, 2023, there were 43,792,804 shares of common stock issued and outstanding, held by more than 407 stockholders of record. The company had no transactions in its common stock during the period ended December 31, 2024. as of December 31, 2024, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at December 31, 2024 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at December 31, 2024, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of December 31, 2024, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $262,113 from the line of credit as of December 31, 2024.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to LACC. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to LACC. Combined with the outstanding balance of the LOC of $588,859, Alpharidge’s total liabilities to LACC as at December 30, 2021 was about $5.3 million. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

●	Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to CED Capital in the total amount of $200,000 for working capital to cover operating expenses and down-payments for real estate purchases. The business purpose of this Loan was to provide CED Capital with “Intercompany” working capital with 0% interest cost.

●	Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at Playa Del Rey, California. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The mortgage’s 5% interest rate was appealing to Alpharidge since it was significantly above the prevailing fixed mortgage rate of 3.10% on November 18, 2021. Had the Igwealors secured their mortgage from a traditional financial institution at 3.10%, Alpharidge would have forfeited a lucrative business prospect. Not amortizing the principal and deferring interest payments until the loan matures was a standard practice for Alpharidge. Without exception, all loans in Alpharidge’s portfolio throughout 2022 and 2023 included deferred interest features. Calculating the compound interest on a 5% mortgage over a 10-year term, the total return would be $1.4 million, yielding a 64% return on investment, secured by the very property the loan financed. By accepting the mortgage, Mr. Igwealor facilitated Alpharidge’s long-term investment in real estate, acting as a testament to his generous support for the company. Since selling Alpharidge to GMPW on 12/31/2019 for $1, Mr. Igwealor has been the sole source of capital Alpharidge’s operational funding via Igwealor’s personal resources and through companies he controls. Alpharidge has not raised any capital from public offerings or third-party investors. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

●	On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions were controlled by our officers and directors. In late 2021, the decision to simplify the company’s financials by divesting the complex balance sheet of Alpharidge was made, following advice from an OTC Markets Consultant. The sale of Alpharidge was a transaction between two public company that previously had parent -subsidiary relationship. The subsidiary (GMPW) decided to spin-off one of its operating units to the parent (KDCE) in exchange for freedom from the parent-subsidiary relationship. The recommendation was to streamline the balance sheet to improve the chances of getting the “Caveat Emptor” tag removed from GMPW, as requested in a submission to FINRA. When Igwealor gained control of GMPW in 2019, it was already marked with this cautionary tag. After transitioning GMPW to SEC reporting, Igwealor sought its removal, and was awaiting a favorable response. The sale of Alpharidge was strategically executed to simplify the balance sheet, aligning with the consultant’s projection for attracting a favorable decision from FINRA. This strategy paid off when the removal of the Caveat Emptor tag was confirmed on May 12, 2023, fulfilling the primary objective of the sale.

●	Sold Alpharidge Capital LLC : On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. as of December 31, 2024 and December 31, 2023, the Company has $262,113 and $222,348, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	December 31, 2024	December 31, 2023
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.
Other Line of credit with no maturity date with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	262,113	222,348
Total Line of credit - related party	262,113	222,348

Total Long-term Line of credit - related party	$262,113	$222,348

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of December 31, 2024, the Company had $0 balance due on this LOC.

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

No sales of real estate properties occurred during the period ended December 31, 2024.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2024 through April 15, 2025. Management has reviewed subsequent events through April 15, 2025, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	53	Chairman, Director and Chief Executive and Financial Officer	December 2019 to present
Mr. Patience Ogbozor	39	Director	December 2019 to present
Bishop Christopher E Milton	59	Director	November 2020 to present

*Age As at December 31, 2024.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2024 is as follows:

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

Audit Committee.  During the year ended December 31, 2024, we establish an audit committee of the board of directors.   The audit committee are primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls. Bishop Milton is the Chair of our Audit Committee.

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

as of December 31, 2024, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2024 and 2023, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		-	-	-	-	-	-	-	-
1. Frank Igwealor CEO, CFO and Director	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

2. Patience Ogbozor, Director	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Notes:

(a)

(b)

(c)

(d)

(e)

(f)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2024. The Company has never granted any stock options.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2022, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown. as of December 31, 2024, we had 43,792,804 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
	Preferred Stock	Common Stock
Frank I Igwealor [1]		10,000,000	22.83%
Frank Igwealor[2]	1		100.00%
Poverty Solutions Inc. (Ambrose O Egbuonu) [3]		5,000,000	11.42%
Patience C Ogbozor[1]
Bishop Christopher E Milton[1]
All other shareholders		15,000,000	34.25%

1)	Officer or/and Director

2)	Frank Igwealor is the natural person with voting and dispositive power over the shares held by Goldstein Franklin, Inc.

3)	Ambrose O Egbuonu is the natural person with voting and dispositive power over the shares held by Poverty Solutions, Inc.

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

During the year ended December 31, 2024, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2024, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $0 from the line of credit as of December 31, 2024.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of December 31, 2024 and December 31, 2022, the Company has $222,348 and $237,903, respectively, in long-term loans obligation from related parties.

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

LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	31-Dec-24	31-Dec-23
American Community Capital (controlled by Mr. Igwealor) advance for operations	$18,606	$7,697
Alpharidge Capital (controlled by Mr. Igwealor) advance used to acquire Investment Real Estate	$220,101	214,652
LA Community Capital (controlled by Mr. Igwealor) advance for operations	18,406
Video River Network (controlled by Mr. Igwealor) advance for operations	$5,000

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

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. With $0.00 balance as of December 31, 2024, the Company had not drawn from this line recently.

Director Independence

Our board of directors has determined that one member of our board of directors qualify as an “independent” director under Nasdaq’s definition of independence. Bishop Milton is independent director who also serve on our audit committee. Bishop Milton is the Chair of our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2024:	$13,500

For fiscal year end December 31, 2023:	$13,500

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Executive Officer of GiveMePower Corporation, filed herewith.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(b)

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIVEMEPOWER CORPORATION

Date: April 15, 2025	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2025	/s/ Frank I. Igwealor
Frank I. Igwealor
President, CEO and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

