Form 10-Q
period 2025-09-30
GIVEMEPOWER CORP
filed 2025-11-07
CIK 1064722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of September 30, 2025, there were 43,792,804 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

GIVEMEPOWER CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GIVEMEPOWER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,388	$4,232
Prepaid Expenses	3,498	3,498

Total assets	7,886	7,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	1,190	1,454
Accrued expenses	7,563	4,000
Total Current Liabilities	8,753	5,454

Long-Term Liabilities:
Notes payable - related party	283,592	262,113
Line of credit - related party	-	-
Total Long-Term Liabilities	283,592	262,113
Total Liabilities	$292,345	$267,567

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at September 30, 2025 and December 31, 2024.	$3	$3
Common Stock, $0.001 par value, 50,000,000 shares authorized, 43,792,804 issued and outstanding as at September 30, 2025 and December 31, 2024.	43,793	43,793
Additional paid in capital	6,311,824	6,311,824
Accumulated deficit	(6,640,079)	(6,615,457)
Total Stockholders’ Equity	(284,459)	(259,837)
Total Liabilities and Stockholders’ Equity	$7,886	$7,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the Nine Months ended September 30,
	2025	2024	2025	2024
Revenue:
Sales of investment under property	$-	$-	$-	$-
Total	-	-	-	-

Cost of goods sold:
Cost of sales - property	-	-	-	-
Total cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	1,248	1,194	1,762	5,299
Professional fees	12,525	4,831	18,343	18,614
Rent	1,875	2,103	3,826	2,334
Office Supplies	686	742	691	1,758
Total operating expenses	16,334	8,870	24,622	28,005
Income (loss) from operations	(16,334)	(8,870)	(24,622)	(28,005)

Other Income
Dividends	-	-	-	-
Unrealized gain (loss)	-	-	-	-
Net Income	(16,334)	(8,870)	(24,622)	(28,005)
Earnings (loss) per Share: Basic and Diluted	$(0.0004)	$(0.0002)	$(0.0006)	$(0.0006)

Weighted Average Common Shares Outstanding: Basic and Diluted	43,792,804	43,792,804	43,792,804	43,792,804

The accompanying notes to unaudited condensed consolidated financial statements

GIVEMEPOWER CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Minority	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - July 1, 2019	-	$-	$29,321,338	$29,321	$6,072,530	$(7,501,203)		$(1,399,352)
Restructuring adjustments	1	$10	$(1,596,651)	$(1,595)	$(10)	$1,400,948		$1,399,352
Issuance of preferred stock		-			-	$379		$379
Balances - December 31, 2019	1	10	27,724,687	27,725	6,072,520	$(6,099,876)	-	$379
Issuance of stock	1,000,000	1,003	15,000,000	15,000	14,000			$30,003
Acquisition of business	-	-	-	-	224,294	$(168,614)		$55,680
Net loss						$(82,980)		$(82,980)
Minority interest							$59	$59
Balances - December 31, 2020	1,000,000	1,013	15,000,000	$42,725	$6,310,814	$(6,351,470)	$59	$3,141
Sold 2 Subsidiaries	(1,000,000)	$(1,010)			$1,010	$(12,734)	$(59)	$(12,793)
Net Loss						$(76,777)	-	$(76,777)
Balances - December 31, 2021	1	$3	42,724,687	$42,725	$6,311,824	$(6,440,981)	$-	$(86,429)
Shares Issuance		$-	1,068,117	$1,068				$1,068
Net Loss						$(111,426)		$(111,426)
Balances - December 31, 2022	1	$3	43,792,804	$43,793	$6,311,824	$(6,552,407)	$-	$(196,787)
Net Loss						$(4,913)		$(4,913)
Balances - December 31, 2023	1	$3	43,792,804	$43,793	$6,311,824	$(6,593,000)	$-	(237,380)
Net Loss						$(22,456)		$(22,456)
Balances - December 31, 2024	1	$3	43,792,804	$43,793	$6,311,824	$(6,615,457)	$-	$(259,837)
Net Loss						$(24,622)		$(24,622)
Balances - September 30, 2025	1	$3	43,792,804	$43,793	$6,311,824	$(6,640,079)	$-	$(284,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIVEMEPOWER CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(24,622)	$(28,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in Accounts payable and Accrued liabilities	3,299	(45)
Net Cash Flows Used in Operating Activities	(21,323)	(28,050)
Cash flows from investing activities:
Net Cash Flows from Investing Activities	-	-

Cash flows from financing activities:
Long term liabilities - related party	21,479	36,992
New Cash Flows from Financing Activities	21,479	36,992

Net Change in Cash:	156	8,942
Beginning cash:	4,232	486
Ending Cash:	$4,388	$9,428

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. As at September 30, 2025, the Company does not have sufficient capital to sustain its operation for the next 24 months.

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

The Company has accumulated deficit for the years ended September 30, 2025 and December 31, 2024 of $6,640,079 and $6,615,457 respectively. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2020, following the government lockdown order, the company asked all employees to begin to work from their homes and the company also reduced the number of hours available to each of its employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on its business resulted in a reduction of productivity for the period ended September 30, 2025. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.” The Company has $4,388 and $4,232 in cash and cash equivalents as at September 30, 2025 and December 31, 2024 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The company did not record any share-based compensation during the period ended September 30, 2025.

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash: We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder. There was no shares issuance during the period ended September 30, 2025, as well as for the fiscal year ended December 2023. During the fiscal year ended December 31, 2022, the Company issued 1,068,117 of its common stock to Maxim Group for Investment Banking services rendered.

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

The company has no treasury stock and no receivables from sales of stock during the period ended September 30, 2025.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) principal transactions from sales of trading securities, less original purchase cost. Principal transaction is net trading revenues consisting primarily of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS). The Company recognized $0 in revenue during the period ended September 30, 2025, as compared to revenue of $0 for the same period of previous year.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We recorded $0 in real estate sales for the period ended September 30, 2025 and 2024.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity. The other comprehensive income items result from mark-to-market analysis of the company’s Marketable Securities. The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date. The company $0 unrealized gain(loss) during the period ended September 30, 2025, compared to $0 in unrealized gain during the period that ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. as of September 30, 2025 and December 31, 2024, the Company has $0 in disputed liabilities on its balance sheet.

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

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement. Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. as of September 30, 2025the company has little property and equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing Net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued. This is calculated by dividing Net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. On December 31, 2019, the company sold to Goldstein Franklin, Inc., a California corporation, one (1) Special 2019 series A preferred share (one preferred share is convertible 100,000,000 share of common stocks) of the company, which controls 60% of the company’s total voting rights. Apart from the above mentioned preferred shares, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during period ended September 30, 2025

A basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period the period ended September 30, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended September 30, 2025	Period ended September 30, 2024
Net income	$(24,622)	(28,005)
Dividends
Adjusted Net income attribution to stockholders	$(24,622)	(28,005)
Weighted-average shares of common stock outstanding
Basic and Diluted	43,792,804	43,792,804
Net income per share
Basic and Diluted	$(0.0006)	(0.0006)

Accumulated Deficit

As of September 30, 2025 and December 31, 2024, the Company has accumulated deficit of $6,640,079 and $6,615,457 respectively. This deficit will expire 20 years from the date the loss was incurred.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with brokerage firms, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of September 30, 2025 is $0.00.

Leases

As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires. The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. The Company does not have operating and financing leases as of September 30, 2025. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

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

As of September 30, 2025, the Company has no available-for-sale real estate properties.

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

Lending Investments

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets. These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate. As at September 30, 2025, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payable

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2025 and December 31, 2024, the Company’s controlling firm and significant stockholder advanced $283,592 and $262,113 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2025	December 31, 2024
Due from Affiliates
Due to Affiliates
Due to Los Angeles Community Capital – advance for operations	283,592	262,113

Total	$283,592	$262,113

NOTE 4 - INCOME TAXES

As of September 30, 2025 and December 31, 2024, the Company had a net operating loss carry forward of $6,640,079 and $6,615,457 respectively, which may be available to reduce future years’ taxable income through 2040. The company uses the tax rate of 25.5% for tax-assets estimates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Percent	30-Sep-25	31-Dec-24

Federal statutory rates	21%	$(1,394,417)	$(1,389,246)
State income taxes	5%	(332,004)	(317,573)
Permanent differences	-0.5%	33,200	31,757
Valuation allowance against net deferred tax assets	-25.5%	1,693,220	1,686,942
Effective rate	0%	$-	$-

As at September 30, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

	30-Sep-25	31-Dec-24
Deferred income tax asset
Net operation loss carryforwards	(6,640,079)	(6,593,000)
Total deferred income tax asset	1,726,421	1,718,699
Less: valuation allowance	(1,726,421)	(1,718,699)
Total deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, the September 30, 2025 and December 31, 2024 net operating loss carry forwards of $6,640,079 and $6,615,457 respectively, for federal income tax reporting purposes may be subject to annual limitations. As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

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

As of September 30, 2025 and December 31, 2024, there were 43,792,804 shares of common stock issued and outstanding, held by more than 407 stockholders of record. The company had no transactions in its common stock during the period ended September 30, 2025. As of September 30, 2025, there was 1 share of preferred stock issued and outstanding held by 1 stockholder of record.

Minority Interest

Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at September 30, 2025 there is zero minority shareholders and zero minority shareholders’ interest reflected in the equity section of the balance sheet.

NOTE 7 – LONG TERM LOAN

As at September 30, 2025, the Company has only related party long term loan, which is discussed in Note 9 under Related Parties Line of Credit.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of September 30, 2025, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $262,113 from the line of credit as of September 30, 2025.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to LACC. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to LACC. Combined with the outstanding balance of the LOC of $588,859, Alpharidge’s total liabilities to LACC as at December 30, 2021 was about $5.3 million. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

●	Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to CED Capital in the total amount of $200,000 for working capital to cover operating expenses and down-payments for real estate purchases. The business purpose of this Loan was to provide CED Capital with “Intercompany” working capital with 0% interest cost.

●	Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at Playa Del Rey, California. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The mortgage’s 5% interest rate was appealing to Alpharidge since it was significantly above the prevailing fixed mortgage rate of 3.10% on November 18, 2021. Had the Igwealors secured their mortgage from a traditional financial institution at 3.10%, Alpharidge would have forfeited a lucrative business prospect. Not amortizing the principal and deferring interest payments until the loan matures was a standard practice for Alpharidge. Without exception, all loans in Alpharidge’s portfolio throughout 2022 and 2023 included deferred interest features. Calculating the compound interest on a 5% mortgage over a 10-year term, the total return would be $1.4 million, yielding a 64% return on investment, secured by the very property the loan financed. By accepting the mortgage, Mr. Igwealor facilitated Alpharidge’s long-term investment in real estate, acting as a testament to his generous support for the company. Since selling Alpharidge to GMPW on 12/31/2019 for $1, Mr. Igwealor has been the sole source of capital Alpharidge’s operational funding via Igwealor’s personal resources and through companies he controls. Alpharidge has not raised any capital from public offerings or third-party investors. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

●	On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions were controlled by our officers and directors. In late 2021, the decision to simplify the company’s financials by divesting the complex balance sheet of Alpharidge was made, following advice from an OTC Markets Consultant. The sale of Alpharidge was a transaction between two public company that previously had parent -subsidiary relationship. The subsidiary (GMPW) decided to spin-off one of its operating units to the parent (KDCE) in exchange for freedom from the parent-subsidiary relationship. The recommendation was to streamline the balance sheet to improve the chances of getting the “Caveat Emptor” tag removed from GMPW, as requested in a submission to FINRA. When Igwealor gained control of GMPW in 2019, it was already marked with this cautionary tag. After transitioning GMPW to SEC reporting, Igwealor sought its removal, and was awaiting a favorable response. The sale of Alpharidge was strategically executed to simplify the balance sheet, aligning with the consultant’s projection for attracting a favorable decision from FINRA. This strategy paid off when the removal of the Caveat Emptor tag was confirmed on May 12, 2023, fulfilling the primary objective of the sale.

●	Sold Alpharidge Capital LLC : On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. as of September 30, 2025 and December 31, 2024, the Company has $283,592 and $262,113, respectively, in long-term loans obligation from related parties.

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

Line of credit from related party consisted of the following:

	September 30, 2025	December 31, 2024
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$-	$-
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

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. as of September 30, 2025, the Company had $0 balance due on this LOC.

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

No sales of real estate properties occurred during the period ended September 30, 2025.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after September 30, 2025 through November 5, 2025. Management has reviewed subsequent events through November 5, 2025, the date at which Financial Statements were issued, and determined there were no other items to disclose.

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

Employees

We do not have a W-2 employee at the present. Frank I. Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of September 30, 2025, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three Months ended September 30, 2025, as Compared to Three Months Ended September 30, 2024

Revenues — The Company recorded $0 in revenue for the three months ended September 30, 2025 as compared to $0 for the same period of September 30, 2024.

Operating Expenses — Total operating expenses for the three months ended September 30, 2025 was $16,334 as compared to $8,870 in the same period in September 30, 2024.

Net (Income) Loss — Net Loss for three months ended September 30, 2025 was $16,334 as compared to Net Loss of $8,870 for the three months ended September 30, 2024.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended September 30, 2025 was $0, as compared to Unrealized gain of $0, for the three months ended September 30, 2024.

Nine Months ended September 30, 2025, as Compared to Nine Months Ended September 30, 2024

Revenues — The Company recorded $0 in revenue for the Nine Months ended September 30, 2025 as compared to $0 for the same period of September 30, 2024.

Operating Expenses — Total operating expenses for the Nine Months ended September 30, 2025 was $24,622 as compared to $28,005 in the same period in September 30, 2024.

Net (Income) Loss — Net Loss for Nine Months ended September 30, 2025 was $24,622 as compared to Net Loss of $28,005 for the Nine Months ended September 30, 2024.

OCI - Unrealized Gain or Other Comprehensive Income for Nine Months ended September 30, 2025 was $0, as compared to Unrealized gain of $0, for the Nine Months ended September 30, 2024.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, the Company had a negative working capital of $867, consisting of $4,388 in cash, plus $3,498 in prepaid expenses, minus $8,753 current liabilities. This is comparable to the December 31, 2024 fiscal year end which showed working negative capital of $2,276, consisting of $4,232 in cash, plus $3,498 in prepaid expenses, minus $5,454 current liabilities.

As of September 30, 2025, total Liabilities payable to related and unrelated parties was $283,592 , an increase of $21,479 for the Nine Months ended September 30, 2025 compared to $262,113 for the fiscal year ended December 31, 2024.

Total stockholders’ equity decreased by $24,622 to $(284,459) as at September 30, 2025 compared to December 31, 2024 stockholders’ equity of $(259,837), due to the net operating loss for the period.

As of September 30, 2025, the Company had a cash balance of $4,388 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be insufficient to allow us to fund our operating plan for the next twelve months. However, we shall continue to access cash advances from our Officers and Directors to fund our operating activities until such a time that we become cash-flow positive through operating activities. Our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2025. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2025:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

Although during the three months ended September 30, 2025, the Company has not purchased any equity securities nor have any officers or directors of the Company, however during the past 5 years, the Company has recorded the following related parties transactions:

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

GIVEMEPOWER CORPORATION

Date: November 6, 2025	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

